Form 10-Q
period 2025-06-30
GCI Liberty, Inc.
filed 2025-08-07
CIK 2057463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-42742

GCI Liberty, Inc.

(Exact name of registrant as specified in its charter)

Nevada	36-5128842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12300 Liberty Blvd. Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

(720) 875-5900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of each Exchange on which registered
Series A GCI Group common stock	GLIBA	The Nasdaq Stock Market LLC
Series C GCI Group common stock	GLIBK	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock as of July 31, 2025 was:

	Series A	Series B	Series C
GCI Liberty, Inc. GCI Group common stock	3,650,938	400,806	24,646,095

GCI LIBERTY, INC.

Condensed Combined Balance Sheets

(unaudited)

	June 30,	December 31,
	2025	2024

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$104	74
Trade and other receivables, net of allowance for credit losses of $4 and $4, respectively	124	184
Prepaid and other current assets	48	61
Total current assets	276	319
Property and equipment, net	1,184	1,150
Intangible assets not subject to amortization (note 4)
Goodwill	746	746
Cable certificates	550	550
Other	41	41
	1,337	1,337
Intangible assets subject to amortization, net (note 4)	392	411
Other assets, net	165	165
Total assets	3,354	3,382

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	98	110
Deferred revenue	24	21
Current portion of debt (note 5)	4	3
Other current liabilities	68	58
Total current liabilities	194	192
Long-term debt, net (note 5)	983	1,066
Obligations under tower obligations and finance leases	70	72
Long-term deferred revenue	130	113
Deferred income tax liabilities	353	359
Other liabilities	129	151
Total liabilities	1,859	1,953

Redeemable noncontrolling interest in equity of subsidiary	18	15

Equity
Member's investment	1,778	1,777
Retained earnings (deficit)	(301)	(363)
Total equity	1,477	1,414
Commitments and contingencies (note 7)
Total liabilities and equity	$3,354	3,382

See accompanying notes to condensed combined financial statements.

GCI LIBERTY, INC.

Condensed Combined Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions, except per share amounts
Revenue	$261	246	527	491
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization)	128	134	253	263
Selling, general and administrative expense (including stock-based compensation)	30	30	60	59
Depreciation and amortization	52	52	105	102
	210	216	418	424
Operating income (loss)	51	30	109	67
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(12)	(13)	(22)	(23)
Other, net	2	2	3	3
	(10)	(11)	(19)	(20)
Earnings (loss) before income taxes	41	19	90	47
Income tax benefit (expense)	(14)	(6)	(28)	(14)
Net earnings (loss)	$27	13	62	33
Pro forma net earnings (loss) attributable to Series A, Series B and Series C GCI Group shareholders per common share (note 2)	$0.94	NA	2.16	NA

See accompanying notes to condensed combined financial statements.

GCI LIBERTY, INC.

Condensed Combined Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2025	2024

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$62	33
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	105	102
Stock-based compensation	7	7
Deferred income tax expense (benefit)	(6)	11
Other, net	(2)	(2)
Change in operating assets and liabilities:
Current and other assets	92	39
Payables and other liabilities	(32)	(28)
Net cash provided by (used in) operating activities	226	162
Cash flows from investing activities:
Capital expenditures	(119)	(123)
Grant proceeds received for capital expenditures	19	19
Other investing activities, net	6	—
Net cash provided by (used in) investing activities	(94)	(104)
Cash flows from financing activities:
Borrowings of debt	691	130
Repayment of debt, tower obligations and finance leases	(775)	(82)
Contributions from (distributions to) member	—	(150)
Other financing activities, net	(6)	—
Net cash provided by (used in) financing activities	(90)	(102)
Net increase (decrease) in cash, cash equivalents and restricted cash	42	(44)
Cash, cash equivalents and restricted cash, beginning of period	75	97
Cash, cash equivalents and restricted cash, end of period	$117	53

The following table reconciles cash and cash equivalents and restricted cash reported in the Company’s combined balance sheets to the total amount presented in its combined statements of cash flows:

	June 30,	December 31,
	2025	2024

	amounts in millions
Cash and cash equivalents	$104	74
Restricted cash included in other long-term assets	13	1
Total cash and cash equivalents and restricted cash at end of period	$117	75

See accompanying notes to condensed combined financial statements.

GCI LIBERTY, INC.

Condensed Combined Statements of Equity

(unaudited)

		Retained
	Member's	earnings	Total
	Investment	(deficit)	equity

	amounts in millions
Balances at March 31, 2025	$1,778	(328)	1,450
Net earnings (loss)	—	27	27
Stock-based compensation	5	—	5
Other	(5)	—	(5)
Balances at June 30, 2025	$1,778	(301)	1,477

		Retained
	Member's	earnings	Total
	Investment	(deficit)	equity

	amounts in millions
Balances at December 31, 2024	$1,777	(363)	1,414
Net earnings (loss)	—	62	62
Stock-based compensation	7	—	7
Other	(6)	—	(6)
Balances at June 30, 2025	$1,778	(301)	1,477

		Retained
	Member's	earnings	Total
	Investment	(deficit)	equity

	amounts in millions
Balances at March 31, 2024	$1,769	(263)	1,506
Net earnings (loss)	—	13	13
Stock-based compensation	4	—	4
Contributions from (distributions to) member	—	(150)	(150)
Other	1	—	1
Balances at June 30, 2024	$1,774	(400)	1,374

		Retained
	Member's	earnings	Total
	Investment	(deficit)	equity

	amounts in millions
Balances at December 31, 2023	$1,766	(283)	1,483
Net earnings (loss)	—	33	33
Stock-based compensation	7	—	7
Contributions from (distributions to) member	—	(150)	(150)
Other	1	—	1
Balances at June 30, 2024	$1,774	(400)	1,374

See accompanying notes to condensed combined financial statements.

GCI LIBERTY, INC.

Notes to Condensed Combined Financial Statements

(unaudited)

(1) Basis of Presentation

GCI Liberty, Inc. (“GCI Liberty”) consists of 100% of the outstanding equity interests in GCI, LLC, GCI Holdings, LLC (“GCI Holdings” or “GCI”) and their subsidiaries (collectively, the “GCI Business”). Prior to the Separation (defined below), the GCI Business was formerly owned by Liberty Broadband Corporation (“Liberty Broadband”), which acquired the GCI Business as a result of the combination of a predecessor of Grizzly Merger Sub 1, LLC and Liberty Broadband that was completed on December 18, 2020 (the “Original Combination”). These financial statements refer to the combination of GCI Holdings and certain other assets and liabilities as the "Company."  All significant intercompany accounts and transactions have been eliminated in the condensed combined financial statements.

The accompanying (a) condensed combined balance sheet as of December 31, 2024, which has been derived from audited financial statements, and (b) interim unaudited condensed combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed combined financial statements should be read in conjunction with the annual combined financial statements and notes thereto for the year ended December 31, 2024 contained in the GCI Liberty prospectus filed on July 2, 2025 with the Securities and Exchange Commission, as part of the Company’s Registration Statement on Form S-1 (File No. 333-286272).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. GCI Liberty considers (i) fair value of non-financial instruments and (ii) accounting for income taxes to be its most significant estimates.

The Company is primarily engaged in providing a full range of data, wireless, video, voice, and managed services to residential customers, businesses, governmental entities and educational and medical institutions primarily in Alaska under the GCI brand.

Distributions to Former Parent

During the three months ended June 30, 2024, GCI, LLC paid $150 million in distributions to its former parent, Liberty Broadband.

Separation of GCI Liberty from Liberty Broadband

GCI Liberty was formed in Nevada in December 2024 for the purpose of ultimately holding the GCI Business. On July 14, 2025, Liberty Broadband and its subsidiaries completed an internal reorganization in order for Liberty Broadband to transfer the GCI Business to GCI Liberty in exchange for GCI Liberty stock, including 10,000 shares of GCI Liberty non-voting preferred stock, and the assumption of liabilities related to the GCI Business by GCI Liberty. The internal reorganization resulted in GCI Liberty owning, directly or indirectly, GCI, LLC and the operations comprising, and the entities that conduct, the GCI Business.  Following the internal reorganization, Liberty Broadband sold all of the non-voting preferred stock (the “Preferred Stock Sale”) to third parties, and GCI Liberty effected a reclassification of GCI Liberty’s existing common stock into a sufficient number of shares of Series A GCI Group common stock, Series B GCI Group common stock and Series C GCI Group common stock to complete the divestiture of GCI Liberty pursuant to the distribution (the “Distribution”) by Liberty Broadband to the holders of record of Liberty Broadband common stock, as of the record date for the Distribution, of all the shares of GCI Group common stock held by Liberty Broadband immediately

GCI LIBERTY, INC.

Notes to Condensed Combined Financial Statements

(unaudited)

prior to the Distribution.  The internal reorganization, the Preferred Stock Sale, the reclassification and the Distribution are collectively referred to as the “Separation.”

In connection with the Separation, the Company entered into certain agreements, including the separation and distribution agreement, a tax sharing agreement (the “Tax Sharing Agreement”) and a tax receivables agreement (the “Tax Receivables Agreement”), pursuant to which, among other things, GCI Liberty and Liberty Broadband will indemnify each other against certain losses that may arise. The Tax Sharing Agreement governs the allocation of taxes, tax benefits, tax items and tax-related losses between Liberty Broadband and GCI Liberty, and the Tax Receivables Agreement governs the respective rights and obligations of Liberty Broadband and GCI Liberty with respect to certain tax matters. In addition, the Company entered into certain agreements, including a services agreement (“Services Agreement”), a facilities sharing agreement and an aircraft time sharing agreement, with Liberty Media Corporation (“Liberty Media”) and/or its subsidiaries. Pursuant to the Services Agreement, Liberty Media will provide GCI Liberty with public company support services, including legal, tax, accounting, treasury, information technology, cybersecurity, internal auditing and investor relations services. GCI Liberty will reimburse Liberty Media for all out-of-pocket expenses incurred by Liberty Media in providing the services and will pay a services fee that will be subject to review and evaluation for reasonableness on a quarterly basis. The fees payable to Liberty Media for the first year of the Services Agreement are not expected to exceed approximately $5 million.

(2) Pro Forma Earnings Per Share

Pro forma earnings (loss) per common share is computed by dividing net earnings (loss) by 28.7 million common shares, which is the aggregate number of shares of Series A GCI Group common stock, Series B GCI Group common stock and Series C GCI Group common stock that would have been issued if the Separation had occurred on June 30, 2025, based on the number of shares of each series of Liberty Broadband common stock outstanding as of June 30, 2025, in each case, multiplied by 0.20.

	Three months ended	Six months ended
	June 30, 2025	June 30, 2025

	amounts in millions, except per share amounts
Net earnings (loss)	$27	62
Pro forma shares outstanding	28.7	28.7
Pro forma net earnings (loss) per share	$0.94	2.16

(3)  Revenue Recognition

Contracts with Customers

The Company applies certain practical expedients as permitted and does not disclose information about remaining performance obligations that have original expected durations of one year or less, information about revenue remaining from usage based performance obligations that are recognized over time as-invoiced, or variable consideration allocated to wholly unsatisfied performance obligations. The Company excludes variable consideration from its remaining performance obligations that are unsatisfied for certain of its business data contracts that have an original expected duration greater than one year. Such contracts are associated with GCI Holdings’ participation in the Rural Health Care (“RHC”) Program because the rates charged under those contracts are highly regulated by the Federal Communications Commission and must be approved annually. Beyond the variability in the rate to be determined annually, the RHC Program is also subject to funding caps that could potentially limit the amount of funding for the RHC Program, which would also reduce the amount of funding available to GCI Holdings. The RHC Program contracts typically have a term that ranges from three to five years.

GCI LIBERTY, INC.

Notes to Condensed Combined Financial Statements

(unaudited)

The Company had receivables of $140 million and $193 million at June 30, 2025 and December 31, 2024, respectively, the long-term portion of which are included in Other assets, net. The Company had deferred revenue of $34 million and $33 million at June 30, 2025 and December 31, 2024, respectively. The receivables and deferred revenue are only from contracts with customers. GCI Holdings’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying combined statements of operations as the services are provided. Changes in the contract liability balance for the Company during the six months ended June 30, 2025 were not materially impacted by other factors.

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) of $238 million in the remainder of 2025, $353 million in 2026, $139 million in 2027, $53 million in 2028 and $54 million in 2029 and thereafter.

Revenue from contracts with customers, classified by customer type and significant service offerings follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	amounts in millions
GCI Holdings
Consumer Revenue
Data	$60	62	121	124
Wireless	35	35	69	70
Other	9	9	18	20
Business Revenue
Data	124	106	251	211
Wireless	8	11	16	21
Other	2	3	5	6
Lease, grant, and revenue from subsidies	23	20	47	39
Total	$261	246	527	491

Government Assistance

In current and prior years, the Company has been awarded, as either the recipient or subrecipient, federal government grants to construct broadband infrastructure to unserved and underserved communities in rural Alaska. During  the three months ended June 30, 2025 and 2024, the Company received approximately $3 million and $4 million, respectively, for grants awarded in current and prior years. During the six months ended June 30, 2025 and 2024, the Company received approximately $19 million for grants awarded in current and prior years.

These grants are accounted for using a grant accounting model by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance. These grants were recorded as deferred revenue since the primary conditions for the receipt of the grant are the build out and operation of the broadband services over the established time frames, which range from 11 to 22 years for assets already placed in service and will be based on the property’s useful life for assets currently being constructed. During both the three and six months ended June 30, 2025 and 2024, revenue recorded in the combined financial statements was not material. Both short-term and long-term deferred revenue have been recorded for the amounts of the grants received, with approximately $5 million and $3 million recorded as short-term deferred revenue, respectively, and approximately $106 million and $92 million recorded as long-term deferred revenue, respectively, as of June 30, 2025 and December 31, 2024.

GCI LIBERTY, INC.

Notes to Condensed Combined Financial Statements

(unaudited)

(4) Goodwill and Intangible Assets

Intangible Assets Subject to Amortization, net

	June 30, 2025			December 31, 2024
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
Customer relationships	$515	(194)	321	515	(173)	342
Other amortizable intangible assets	175	(104)	71	165	(96)	69
Total	$690	(298)	392	680	(269)	411

Intangible assets are being amortized generally on an accelerated basis as reflected in amortization expense and in the future amortization table below.

Amortization expense for intangible assets with finite useful lives was  $15 million and $15 million for the three months ended June 30, 2025 and 2024, respectively, and $29 million and $30 million for the six months ended June 30, 2025 and 2024, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in millions):

Remainder of 2025	$28
2026	$54
2027	$51
2028	$50
2029	$44

(5) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	June 30,	June 30,	December 31,
	2025	2025	2024

	amounts in millions
Senior Notes	$600	616	619
Senior Credit Facility	369	369	447
Wells Fargo Note Payable	4	4	4
Deferred financing costs	—	(2)	(1)
Total debt	$973	987	1,069
Debt classified as current		(4)	(3)
Total long-term debt		$983	1,066

Senior Notes

On October 7, 2020, GCI, LLC issued $600 million aggregate principal amount of 4.75% senior notes due 2028 (the “Senior Notes”). The Senior Notes are unsecured and interest on the Senior Notes is payable semi-annually in arrears. The Senior Notes are redeemable at the Company’s option, in whole or in part, at a redemption price defined in the indenture, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an

GCI LIBERTY, INC.

Notes to Condensed Combined Financial Statements

(unaudited)

aggregate unamortized premium of $16 million at June 30, 2025. Such premium is being amortized to interest expense in the accompanying combined statements of operations.

Senior Credit Facility

On March 25, 2025, GCI, LLC entered into the Ninth Amended and Restated Credit Agreement (as amended, the “Senior Credit Facility”), which refinanced in full and replaced the Prior Senior Credit Facility (as defined below) with (x) a new $450 million revolving credit facility, with a $35 million sublimit for letters of credit, that matures on March 25, 2030 (or, to the extent the Senior Notes remains outstanding, the date that is 91 days prior to the maturity date of the Senior Notes or the date that is 91 days prior to the maturity date of any indebtedness with a maturity date that is 91 days prior to March 25, 2030 that is used to refinance any of the Senior Notes) and (y) a $300 million Term Loan A (“Term Loan A”) that matures on March 25, 2031 (or, to the extent the Senior Notes remains outstanding, the date that is 91 days prior to the maturity date of the Senior Notes). The revolving credit facility borrowings under the Senior Credit Facility that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.50% and 1.25% depending on GCI, LLC’s total leverage ratio. The revolving credit facility borrowings under the Senior Credit Facility that are SOFR loans bear interest at a per annum rate equal to the applicable SOFR plus a margin that varies between 1.50% and 2.25% depending on GCI, LLC’s total leverage ratio. Term Loan A borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 1.00% and 1.75% depending on GCI, LLC’s total leverage ratio. Term Loan A borrowings that are SOFR loans bear interest at a per annum rate equal to the applicable SOFR plus a margin that varies between 2.00% and 2.75% depending on GCI, LLC’s total leverage ratio. Principal payments are due quarterly on the Term Loan A equal to 0.25% of the original principal amount, which may step up to 1.25% of the original principal amount of the Term Loan A depending on GCI, LLC’s secured leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. The Senior Credit Facility also has a commitment fee that accrues at a per annum rate between 0.300% and 0.375% on the daily unused amount of the revolving credit facility depending on GCI, LLC’s total leverage ratio. The interest rate on the Senior Credit Facility was 6.2% at June 30, 2025.

Prior to the amendment in March 2025, GCI, LLC was party to the Eighth Amended and Restated Credit Agreement (as amended by Amendment No. 1 to the Eighth Amended and Restated Credit Agreement, the “Prior Senior Credit Facility”) which included a $550 million revolving credit facility, with a $25 million sublimit for standby letters of credit and a $250 million Term Loan A (the “Prior Term Loan A”). The revolving credit facility borrowings under the Prior Senior Credit Facility that were alternate base rate loans bore interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.50% and 1.75% depending on GCI, LLC’s total leverage ratio. The revolving credit facility borrowings under the Prior Senior Credit Facility that were SOFR loans bore interest at a per annum rate equal to the applicable SOFR plus a Credit Spread Adjustment (as defined in the Prior Senior Credit Facility) plus a margin that varies between 1.50% and 2.75% depending on GCI, LLC’s total leverage ratio. Prior Term Loan A borrowings that were alternate base rate loans bore interest at a per annum rate equal to the alternate base rate plus a margin that varies between 1.00% and 2.25% depending on GCI, LLC’s total leverage ratio. Prior Term Loan A borrowings that were SOFR loans bore interest at a per annum rate equal to the applicable SOFR plus a margin that varies between 2.00% and 3.25% depending on GCI, LLC’s total leverage ratio. Principal payments were due quarterly on the Prior Term Loan A equal to 0.25% of the original principal amount, which could step up to 1.25% of the original principal amount of the Term Loan A depending on GCI, LLC’s secured leverage ratio. The Prior Senior Credit Facility also had a commitment fee that accrued at a per annum rate between 0.375% and 0.500% on the daily unused amount of the revolving credit facility depending on GCI, LLC’s total leverage ratio. The interest rate on the Prior Senior Credit Facility was 7.2% at June 30, 2024.

GCI, LLC’s first lien leverage ratio may not exceed 4.00 to 1.00.

The terms of the Senior Credit Facility include customary representations and warranties, customary affirmative and negative covenants and customary events of default. At any time after the occurrence of an event of default under the

GCI LIBERTY, INC.

Notes to Condensed Combined Financial Statements

(unaudited)

Senior Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Senior Credit Facility immediately due and payable and terminate any commitment to make further loans under the Senior Credit Facility. The obligations under the Senior Credit Facility are secured by a security interest on substantially all of the assets of GCI, LLC and the subsidiary guarantors, as defined in the Senior Credit Facility, and on the stock of GCI Holdings.

As of June 30, 2025, there was $299 million outstanding under the Term Loan A, $70 million outstanding under the revolving portion of the Senior Credit Facility and $3 million in letters of credit under the Senior Credit Facility, leaving $377 million available for borrowing.

Wells Fargo Note Payable

GCI Holdings issued a note to Wells Fargo that matures on July 15, 2029 and is payable in monthly installments of principal and interest (the "Wells Fargo Note Payable"). Outstanding borrowings on the Wells Fargo Note Payable were $4 million as of both June 30, 2025 and December 31, 2024. The interest rate is variable at SOFR plus 1.75%. The interest rates on the Wells Fargo Note Payable were 6.1% and 7.1% at June 30, 2025 and 2024, respectively.

The Wells Fargo Note Payable is subject to similar affirmative and negative covenants as the Senior Credit Facility. The obligations under the Wells Fargo Note Payable are secured by a security interest and lien on the building purchased with the note.

Fair Value of Debt

The fair value of the Senior Notes was $580 million at June 30, 2025 (Level 2).

Due to the variable rate nature of the Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amounts approximate fair value at June 30, 2025.

(6) Stock-Based Compensation

Subsequent to the Original Combination, Liberty Broadband granted restricted stock units (“RSUs”) to certain employees of its subsidiaries under the Liberty Broadband 2019 Omnibus Incentive Plan, as amended, until its expiration on May 23, 2024 and then subsequently grants RSUs under the Liberty Broadband 2024 Omnibus Incentive Plan.

Holders of Liberty Broadband RSUs who provide services primarily or solely to GCI Liberty or its subsidiaries at the time of the Distribution, received RSUs that relate to Series C GCI Group common stock in substitution for such Liberty Broadband RSUs. The number of shares of Series C GCI Group common stock subject to such substituted RSUs were determined in a manner to preserve the value of the Liberty Broadband RSUs outstanding prior to the Distribution.

The Company measures the cost of employee services received in exchange for an equity classified award (such as RSUs) (the “Award”) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and re-measures the fair value of the Award at each reporting date. Awards generally vest over 1-5 years. GCI Liberty issues new shares upon vesting of equity awards.

Included in selling, general and administrative expense in the accompanying condensed combined statements of operations are $5 million and $4 million of stock-based compensation during the three months ended June 30, 2025 and 2024, respectively, and $7 million and $7 million of stock-based compensation during the six months ended June 30, 2025 and 2024, respectively.

GCI LIBERTY, INC.

Notes to Condensed Combined Financial Statements

(unaudited)

Restricted Stock Units

During the six months ended June 30, 2025, there were no Series C Liberty Broadband common stock (“LBRDK”) RSUs granted to subsidiary employees. During the six months ended June 30, 2024, Liberty Broadband granted 77 thousand LBRDK RSUs with a weighted average GDFV of $55.78 per share to subsidiary employees. As of June 30, 2025, the total unrecognized compensation cost related to unvested Awards was approximately $2 million. Such amount will be recognized in the Company’s combined statements of operations over a weighted average period of 1.8 years.

The following table presents the number and weighted average GDFV of RSUs granted to employees of GCI Holdings.

		Weighted
	LBRDK	Average
	(amounts in thousands)	GDFV
RSUs outstanding at January 1, 2025	255	$93.95
Granted	—	$—
Vested	(194)	$97.01
Cancelled	(3)	$90.26
RSUs outstanding at June 30, 2025	58	$84.03

The aggregate fair value of all RSUs that vested during the three months ended June 30, 2025 was $15 million, and there were no RSUs that vested during the three months ended June 30, 2024.  During the six months ended June 30, 2025 and 2024, the aggregate fair value of all RSUs that vested was $18 million and $926 thousand, respectively.

(7) Commitments and Contingencies

Guaranteed Service Levels

Certain customers have guaranteed levels of service with varying terms. In the event the Company is unable to provide the minimum service levels, it may incur penalties or issue credits to customers.

Litigation, Disputes, and Regulatory Matters

The Company and its subsidiaries are involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business. Management believes there are no proceedings from asserted and unasserted claims which if determined adversely would have a material adverse effect on the Company’s financial position, results of operations or liquidity other than as discussed below.

GCI LIBERTY, INC.

Notes to Condensed Combined Financial Statements

(unaudited)

RHC Program

GCI Holdings receives support from various Universal Service Fund (“USF”) programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the Federal Communications Commission, interpretations of or compliance with USF program rules, or legislative actions. The USF programs have also been subject to ongoing legal challenges, which could disrupt or eliminate the support GCI Holdings receives. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings' business and the Company's financial position, results of operations or liquidity.

(8) Segment Information

GCI Liberty’s chief operating decision maker (“CODM”), the Chief Executive Officer, assesses performance and allocates resources based on the Company’s combined statements of operations, as the converged network requires the CODM to manage and evaluate the results of the business in a combined manner to drive efficiencies and develop uniform strategies. Accordingly, key components and processes of the Company’s operations are managed centrally, including capital and new technology development and deployment, customer service, marketing and advertising, legal and government affairs. Segment asset information is not used by the CODM to allocate resources. Under this organizational and reporting structure, the Company has one reportable segment.

As a single reportable segment entity, the Company’s segment performance measure is net earnings (loss). See note 3 for a description of the Company's disaggregated revenue by customer type and significant service offerings. Significant segment expenses that are not separately presented on the combined statements of operations but are reviewed by the CODM are presented below:

Operating expenses

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	amounts in millions
Consumer direct costs	$35	36	71	73
Business direct costs	26	32	52	63
Technology expense	67	66	130	127
Total operating expenses	$128	134	253	263

Business direct costs consists of network distribution costs, largely to healthcare and education customers, as well as internal and external labor costs for managing relationships with business customers.  Consumer direct costs consists of wireless handset inventory costs, video programming, wireless distribution costs, marketing and advertising expenses to consumer customers, bad debt expense, credit card and other transactional fees, and internal and external labor costs for managing relationships with consumer customers. Technology expense consists of field and technology operations costs incurred to manage the Company's network, including internal and external labor costs, software related costs, lease expenses, maintenance costs, as well as utility costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; new service and product offerings; revenue growth; future expenses; anticipated changes to regulations; the Universal Service Fund (“USF”) programs, including the Rural Health Care (“RHC”) Program; the impacts of economic trends; indebtedness and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties. There can be no assurance that such expectations or beliefs will result or be achieved or accomplished and you should not place undue reliance on these forward-looking statements. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	competition faced by us that may reduce our market share and financial performance;
●	customer demand for our products and services and our ability to adapt to changes in demand;
●	adverse economic conditions in the United States (“U.S.”) and inflationary pressures on input costs and labor;
●	changes in, or failure or inability to comply with, government regulations and legislation, including, without limitation, regulations of the Federal Communications Commission (the “FCC”), and adverse outcomes from regulatory proceedings and court cases;
●	our ability to obtain or maintain roaming services needed from other carriers;
●	our ability to stay abreast of new technology;
●	our ability to obtain necessary communications equipment from third-party vendors to meet customer needs;
●	natural or man-made disasters or terrorist attacks;
●	failure to protect the security of personal information about our customers, subjecting us to potentially costly government enforcement actions or private litigation and reputational damage;
●	our ability to obtain additional financing, or refinance or renew our existing indebtedness on acceptable terms;
●	the impact of our significant indebtedness;
●	our ability to generate cash to service our debt and to meet other obligations;
●	our overlapping directors and management with Liberty Broadband Corporation (“Liberty Broadband”) and Liberty Media Corporation (“Liberty Media”);
●	the unfavorable outcome of pending or future legal proceedings; and
●	the additional costs we will incur as a result of our Separation (as defined below).

For additional risk factors, please see “Risk Factors” in our prospectus filed on July 2, 2025 with the Securities and Exchange Commission, as part of our Registration Statement on Form S-1 (File No. 333-286272) (the “Prospectus”), and Part II, Item 1A in this Quarterly Report. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed combined financial statements and the notes thereto and the Prospectus.

Overview

GCI Liberty, Inc. (“GCI Liberty”) consists of 100% of the outstanding equity interests in GCI, LLC, GCI Holdings, LLC (“GCI Holdings” or “GCI”) and their subsidiaries (collectively, the “GCI Business”), and was formerly owned by Liberty Broadband, prior to the Separation (defined below).

GCI Liberty was formed in Nevada in December 2024 for the purpose of ultimately holding the GCI Business. On July 14, 2025, Liberty Broadband and its subsidiaries completed an internal reorganization in order for Liberty Broadband to transfer the GCI Business to GCI Liberty in exchange for GCI Liberty stock, including 10,000 shares of GCI Liberty non-voting preferred stock, and the assumption of liabilities related to the GCI Business by GCI Liberty. The internal reorganization resulted in GCI Liberty owning, directly or indirectly, GCI, LLC and the operations comprising, and the entities that conduct, the GCI Business.  Following the internal reorganization, Liberty Broadband sold all of the non-voting preferred stock (the “Preferred Stock Sale”) to third parties. GCI Liberty effected a reclassification of GCI Liberty’s existing common stock into a sufficient number of shares of Series A GCI Group common stock, Series B GCI Group common stock and Series C GCI Group common stock to complete the divestiture of GCI Liberty pursuant to the distribution (the “Distribution”) by Liberty Broadband to the holders of record of Liberty Broadband common stock, as of the record date for the Distribution, of all the shares of GCI Group common stock held by Liberty Broadband immediately prior to the Distribution.  The internal reorganization, the Preferred Stock Sale, the reclassification and the Distribution are collectively referred as the “Separation.”

In connection with the Separation, the Company entered into certain agreements, including the separation and distribution agreement, a tax sharing agreement (the “Tax Sharing Agreement”) and a tax receivables agreement (the “Tax Receivables Agreement”), pursuant to which, among other things, GCI Liberty and Liberty Broadband will indemnify each other against certain losses that may arise. The Tax Sharing Agreement governs the allocation of taxes, tax benefits, tax items and tax-related losses between Liberty Broadband and GCI Liberty, and the Tax Receivables Agreement governs the respective rights and obligations of Liberty Broadband and GCI Liberty with respect to certain tax matters. In addition, the Company entered into certain agreements, including a services agreement (“Services Agreement”), a facilities sharing agreement and an aircraft time sharing agreement, with Liberty Media Corporation (“Liberty Media”) and/or its subsidiaries. Pursuant to the Services Agreement, Liberty Media will provide GCI Liberty with public company support services, including legal, tax, accounting, treasury, information technology, cybersecurity, internal auditing and investor relations services. GCI Liberty will reimburse Liberty Media for all out-of-pocket expenses incurred by Liberty Media in providing the services and will pay a services fee that will be subject to review and evaluation for reasonableness on a quarterly basis. The fees payable to Liberty Media for the first year of the Services Agreement are not expected to exceed approximately $5 million.

Goodwill and other intangible assets with indefinite useful lives are not amortized but instead are tested for impairment at least annually or more frequently if facts and circumstances suggest it is more likely than not that an impairment may exist.  After the Separation from Liberty Broadband, GCI Liberty’s Series A GCI Group common stock and Series C GCI Group common stock began trading  on The Nasdaq Global Select Market on July 15, 2025, and management has been monitoring the trading prices to determine whether the trading prices may suggest that it is more likely than not that the fair value of GCI Liberty is less than its carrying value.  In addition to monitoring the trading prices, management will monitor the Company’s current business performance versus current and updated long-term forecasts, among other relevant considerations, to determine whether it is more likely than not that the fair value of GCI Liberty is less than its carrying value. Future outlook, declines in revenue, cash flows, market trends or other factors could result in a sustained decrease in fair value that may result in a determination that carrying value adjustments are required, which could be material.

Update on Economic Conditions

GCI Holdings offers wireless and wireline telecommunication services, data services, and managed services to customers primarily throughout Alaska. Because of this geographic concentration, growth of GCI Holdings’ business and operations depends upon economic conditions in Alaska. Unfavorable economic conditions, such as a recession or economic slowdown in the U.S., or inflation in the markets in which GCI operates, could negatively affect the affordability of and demand for GCI’s products and services and its cost of doing business. In recent years, varying factors have contributed to significant volatility and disruption of financial markets and global supply chains. Additionally, the U.S. Federal Reserve began decreasing interest rates in 2024 after several years at higher rates but has kept interest rates steady in 2025. Mounting inflationary cost pressures and recessionary fears have negatively impacted the U.S. and global economy. Increased costs to equipment, for example due to increased tariffs, could also impact GCI’s results.

The Alaska economy is dependent upon the oil industry, state and federal spending, investment earnings and tourism. A decline in oil prices would put significant pressure on the Alaska state government budget. The Alaska state government has financial reserves that GCI Holdings believes may be able to help fund the state government for the next couple of years. The Alaska economy is subject to recessionary pressures as a result of the economic impacts of volatility in oil prices, inflation, and other causes that could result in a decrease in economic activity. While it is difficult for GCI Holdings to predict the future impact of a recession on its business, these conditions have had an adverse impact on its business and could adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. GCI Holdings’ customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI Holdings and could lead to an increase in accounts receivable and bad debt expense. If Alaska experiences a recession or economic slowdown, it could negatively affect GCI Holdings’ business including its financial position, results of operations, or liquidity, as well as its ability to service debt, pay other obligations and enhance shareholder returns.

In addition, during 2024 and continuing in 2025, GCI Holdings has experienced the impact of inflation-sensitive items, including upward pressure on the costs of materials, labor, and other items that are critical to GCI Holdings’ business. GCI Holdings continues to monitor these impacts closely and, if costs continue to rise, GCI Holdings may be unable to recoup losses or offset diminished margins by passing these costs through to its customers or implementing offsetting cost reductions.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law.  The OBBBA contains numerous business tax provisions with different effective dates in 2025, 2026, and 2027.  OBBBA was enacted during the third quarter of 2025; therefore, the accounting impacts from the law change will be included in our third quarter results. We do not expect the OBBBA to have a material impact to income tax expense on our financial statements; however, we do expect to defer cash taxes to future years as a result of the OBBBA. We are currently in the process of evaluating the effects of the legislation.

Federal Universal Service Programs

Legal Challenges to the Constitutionality of the FCC Universal Service Support Programs. There have been a number of legal challenges to the constitutionality of the USF. The U.S. Courts of Appeals for the Sixth and Eleventh Circuits rejected such challenges in 2023, as did a panel of three judges in the Fifth Circuit. However, on July 24, 2024, the U.S. Court of Appeals for the Fifth Circuit sitting en banc ruled that the USF program is unconstitutional as currently administered, and remanded the case to the FCC. In its decision, the en banc Fifth Circuit concluded that there was an impermissible public delegation of legislative authority to the FCC and an impermissible private delegation of authority from the FCC to the Universal Service Administrative Company, the private company responsible for USF administration. The Supreme Court granted petitions for certiorari from the Fifth Circuit’s decision and heard the case on March 26, 2025. The Supreme Court issued a decision on June 27, 2025, reversing the Fifth Circuit and upholding the constitutionality of the USF contribution factor. There is continuing litigation, as petitioners have sought supplemental briefing in the Fifth Circuit to challenge two statutory provisions that the Supreme Court did not have occasion to address.

Pause in Federal Financial Assistance.  On January 27, 2025, the Office of Management and Budget (“OMB”) issued a memorandum directing a pause in federal financial assistance pending review for consistency with presidential executive actions. On January 28, 2025, OMB clarified that this only applied to programs affected by certain specified executive actions, which do not appear to include FCC universal service support programs. OMB subsequently withdrew the memorandum, which has also been subject to preliminary injunction by two federal district courts. However, if this or another pause were to extend to federal universal service support programs, or to other infrastructure grants that GCI Holdings receives, and such a pause were to become extended, it could have a material adverse effect on GCI Holdings’ business and the Company’s financial position, results of operations or liquidity.

RHC Program

GCI Holdings receives support from various USF programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. The USF programs have also been subject to ongoing legal challenges, which could disrupt or eliminate the support GCI Holdings receives. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings’ business and the Company’s financial position, results of operations or liquidity.

Results of Operations – Combined

General. Provided in the tables below is information regarding the historical Combined Operating Results and Other Income and Expense of GCI Liberty.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	amounts in millions
Revenue	$261	246	527	491
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization)	128	134	253	263
Selling, general and administrative expense (excluding stock-based compensation)	25	26	53	52
Stock-based compensation	5	4	7	7
Depreciation and amortization	52	52	105	102
Operating income (loss)	51	30	109	67
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(12)	(13)	(22)	(23)
Other, net	2	2	3	3
	(10)	(11)	(19)	(20)
Earnings (loss) before income taxes	41	19	90	47
Income tax benefit (expense)	(14)	(6)	(28)	(14)
Net earnings (loss)	$27	13	62	33

Adjusted OIBDA	$108	86	221	176

Revenue. Combined revenue increased $15 million and $36 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The following table highlights selected key performance indicators used in evaluating GCI Holdings.

	June 30,
	2025	2024
Consumer
Data:
Cable modem subscribers[1]	154,500	159,000
Wireless:
Wireless lines in service[2]	207,000	205,600

1 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber.

2 A wireless line in service is defined as a wireless device with a monthly fee for services.

The components of revenue are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	amounts in millions
Consumer
Data	$60	63	121	125
Wireless	51	48	101	95
Other	8	10	18	21
Business
Data	125	106	253	212
Wireless	10	12	20	24
Other	7	7	14	14
Total revenue	$261	246	527	491

Consumer data revenue decreased $3 million and $4 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The decreases were primarily driven by decreases in the number of subscribers including the impact of the discontinuation of the Affordable Connectivity Program in 2024. Subscriber growth in rural areas has also been adversely impacted by an outage from a fiber break on a third-party network in which GCI Holdings uses capacity.

Consumer wireless revenue increased $3 million and $6 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The increases were driven by increases in wireless subscribers  and an increase in wireless USF support for high cost areas.

Consumer other revenue decreased $2 million and $3 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. Consumer other revenue consists of consumer video and voice revenue. The decreases were primarily due to decreases in video subscribers. On May 5, 2025, GCI Holdings received regulatory approval to begin discontinuing video services. The Company began discontinuing service for remaining video customers after receiving the regulatory approval and expects to have exited the video business by the end of 2025.

Business data revenue increased $19 million and $41 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, primarily due to service upgrades with existing health care and education customers.

Business wireless revenue decreased $2 million and $4 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, primarily due to decreases in roaming revenue due to contractual changes.

Business other revenue remained flat for both the three and six months ended June 30, 2025, as compared to the same periods in 2024. Business other revenue consists of business video and voice revenue. On May 5, 2025, GCI Holdings received regulatory approval to begin discontinuing video services. The Company began discontinuing service for remaining video customers after receiving the regulatory approval and expects to have exited the video business by the end of 2025.

Operating expense

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	amounts in millions
Consumer direct costs	$35	36	71	73
Business direct costs	26	32	52	63
Technology expense	67	66	130	127
Total operating expenses	$128	134	253	263

Consumer direct costs consists of wireless handset inventory costs, video programming, wireless distribution costs, marketing and advertising expenses, bad debt expense, credit card and other transactional fees, and internal and external labor costs for managing relationships with consumer customers. Consumer direct costs decreased $1 million and $2 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, due to decreases in video programming costs and distribution costs. The decreases in distribution costs were partially due to the temporary cost savings from a fiber break on a third party network in which GCI Holdings uses capacity.

Business direct costs consists of network distribution costs, largely to healthcare and education customers, as well as internal and external labor costs for managing relationships with business customers. Business direct costs decreased $6 million and $11 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, due to decreases in distribution costs for health care and education customers, primarily related to temporary cost savings from a fiber break on a third party network in which GCI Holdings uses capacity.

Technology expense consists of field and technology operations costs incurred to manage the Company's network, including internal and external labor costs, software related costs, lease expenses, maintenance costs, as well as utility costs. Technology expenses increased $1 million and $3 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, primarily due to increased software costs.

Selling, general and administrative expense consists of corporate overhead costs largely comprised of internal and external labor costs, software costs, insurance expense, property taxes and professional service fees. Selling, general and administrative expense decreased $1 million and increased $1 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The decrease for the three months ending June 30, 2025 was primarily due to a decrease in external labor costs, partially offset by an increase in internal labor costs. The increase for the six months ending June 30, 2025 was primarily due to an increase in internal labor costs, paritally offset by a decrease in external labor costs.

Stock-based compensation remained relatively flat for the three and six months ended June 30, 2025, as compared to the same periods in 2024.

Depreciation and amortization remained flat and increased $3 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. For the six months ended June 30, 2025, the increase was due to a general increase in assets being placed in service subsequent to March 31, 2024.

Operating Income (Loss). Combined operating income increased $21 million and $42 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. Operating income was impacted by the above explanations.

Adjusted OIBDA. To provide investors with additional information regarding the Company’s financial results, the Company also discloses Adjusted OIBDA, which is a non-GAAP financial measure. The Company defines Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, and impairment charges. The Company’s chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate its business decisions and allocate resources. The Company believes this is an important indicator of the operational strength and performance of its business by identifying those items that are not directly a reflection of business performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results, perform analytical comparisons and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles. The following table provides a reconciliation of operating income (loss) to Adjusted OIBDA:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	amounts in millions
Operating income (loss)	$51	30	109	67
Depreciation and amortization	52	52	105	102
Stock-based compensation	5	4	7	7
Adjusted OIBDA	$108	86	221	176

Combined Adjusted OIBDA increased $22 million and $45 million during the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, due to the items discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	amounts in millions
Other income (expense):
Interest expense	$(12)	(13)	(22)	(23)
Other, net	2	2	3	3
	$(10)	(11)	(19)	(20)

Interest Expense. Combined interest expense remained relatively flat during the three and six months ended June 30, 2025, as compared to the same periods in 2024.

Other, net. Other, net income was relatively flat during the three and six months ended June 30, 2025, as compared to the same periods in 2024.

Income taxes. Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	amounts in millions
Earnings (loss) before income taxes	$41	19	90	47
Income tax (expense) benefit	(14)	(6)	(28)	(14)
Effective income tax rate	34%	32%	31%	30%

For both the three and six months ended June 30, 2025 and 2024, the income tax expense was in excess of the expected federal tax expense primarily due to state income taxes.

Net earnings (loss). The Company had net earnings of $27 million and $13 million for the three months ended June 30, 2025 and 2024, respectively, and net earnings of $62 million and $33 million for the six months ended June 30, 2025 and 2024, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses, and other income and expenses.

Liquidity and Capital Resources

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of GCI Holdings, dividend and interest receipts and debt (including borrowings under the  Senior Credit Facility (as discussed in note 5 to the accompanying condensed combined financial statements)).

As of June 30, 2025, GCI Liberty had a cash and cash equivalents balance of $104 million, which was substantially held in cash.  When applicable, cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

	Six months ended June 30,
	2025	2024

	amounts in millions
Cash flow information
Net cash provided by (used in) operating activities	$226	162
Net cash provided by (used in) investing activities	$(94)	(104)
Net cash provided by (used in) financing activities	$(90)	(102)

The increase in cash provided by operating activities during the six months ended June 30, 2025, as compared to the same period in 2024, was primarily driven by increased operating income and timing differences in working capital accounts.

During the six months ended June 30, 2025 and 2024, net cash flows used in investing activities were primarily related to capital expenditures, net of grant proceeds of $100 million and $104 million, respectively.

During the six months ended June 30, 2025, net cash flows used in financing activities were primarily for net debt repayments of $84 million. During the six months ended June 30, 2024, net cash flows used in financing activities were primarily for distributions to our former parent of $150 million, paritally offset by net debt borrowings of $48 million.

The projected uses of our cash and restricted cash are debt repayments, net capital expenditures of approximately $150 million, approximately $25 million for interest payments on outstanding debt, to reimburse Liberty Media for amounts due under various agreements and to fund potential investment opportunities at GCI Liberty. We expect corporate cash and other available sources of liquidity as discussed above to cover corporate expenses for the foreseeable future.

GCI, LLC is in compliance with all debt maintenance covenants as of June 30, 2025. See note 5 to the accompanying condensed combined financial statements for a description of all indebtedness obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the normal course of business due to our ongoing investing and financial activities. Market risk refers to the risk of loss arising from adverse changes in stock prices and interest rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which could include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We could achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, and (ii) issuing variable rate debt with appropriate maturities and interest rates.

As of June 30, 2025, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
dollar amounts in millions
$373	6.2%	$600	4.8%

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Refer to note 7 in the accompanying notes to the condensed combined financial statements for changes to the legal proceedings described in the Company’s prospectus filed on July 2, 2025 with the Securities and Exchange Commission, as part of the Company’s Registration Statement on Form S-1 (File No. 333-286272) (the “Prospectus”).

Item 1A. Risk Factors

Various risk factors applicable to the Company and its business are described under the heading “Risk Factors” in the Prospectus, which Risk Factors are incorporated by reference into this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025.

Item 6. Exhibits

(a)Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
2.1

Separation and Distribution Agreement, dated as of June 19, 2025, by and between GCI Liberty, Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025 (File No. 001-42742))

3.1

Amended and Restated Articles of Incorporation of GCI Liberty, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025 (File No. 001-42742))

3.2	Amended and Restated Bylaws of GCI Liberty, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025 (File No. 001-42742))
3.3

Certificate of Designations of 12% Series A Cumulative Redeemable Non-Voting Preferred Stock of GCI Liberty, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025 (File No. 001-42742))

10.1

Tax Sharing Agreement, dated as of July 14, 2025, by and between GCI Liberty, Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025 (File No. 001-42742))

10.2

Tax Receivables Agreement, dated as of July 14, 2025, by and between GCI Liberty, Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025 (File No. 001-42742))

10.3

Services Agreement, dated as of July 14, 2025, by and between GCI Liberty, Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025 (File No. 001-42742))

10.4

Facilities Sharing Agreement, dated as of July 14, 2025, by and between GCI Liberty, Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025 (File No. 001-42742))

10.5

Aircraft Time Sharing Agreement, dated as of July 14, 2025, by and between GCI Liberty, Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025 (File No. 001-42742))

10.6+

Acknowledgement Letter, dated as of July 9, 2025, from Ronald A. Duncan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025 (File No. 001-42742))

10.7+	GCI Liberty, Inc. 2025 Transitional Stock Adjustment Plan*
10.8+	GCI Liberty 2025 Omnibus Incentive Plan*
10.9

Form of Indemnification Agreement between GCI Liberty, Inc. and its executive officers/directors (incorporated by reference to Exhibit 10.6 to GCI Liberty, Inc.’s Registration Statement on Form S-1/A, filed on May 6, 2025 (File No. 333-286272))

10.10+	Restricted Stock Units Agreement, dated as of March 11, 2022, by and between Liberty Broadband Corporation and Ronald A. Duncan*

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification**
99.1	Reconciliation of GCI, LLC and its Subsidiaries Net Assets and Net Earnings (Loss) to GCI, LLC, Excluding the Liberty Subsidiaries **

101.INS	XBRL Instance Document * – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*
+	Indicates a management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCI LIBERTY, INC.

Date: August 7, 2025	By:	/s/ Ronald A. Duncan
Ronald A. Duncan
President, Chief Executive Officer

Date: August 7, 2025	By:	/s/ Brian J. Wendling
Brian J. Wendling
Chief Accounting Officer and Principal Financial Officer

II-4