Form 10-Q
period 2025-09-30
GCI Liberty, Inc.
filed 2025-11-05
CIK 2057463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock as of October 31, 2025 was:

	Series A	Series B	Series C
GCI Liberty, Inc. GCI Group common stock	3,650,938	400,806	24,646,095

GCI LIBERTY, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2025	2024

	amounts in millions, except share amounts
Assets
Current assets:
Cash and cash equivalents	$124	74
Trade and other receivables, net of allowance for credit losses of $4 and $4, respectively	136	184
Due from Liberty Broadband	98	5
Prepaid and other current assets	47	56
Total current assets	405	319
Property and equipment, net	1,209	1,150
Intangible assets not subject to amortization (note 4)
Goodwill	638	746
Cable certificates	149	550
Other	25	41
	812	1,337
Intangible assets subject to amortization, net (note 4)	380	411
Other assets, net	205	165
Total assets	3,011	3,382

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	125	110
Deferred revenue	23	21
Current portion of debt (note 5)	4	3
State income taxes payable	91	—
Other current liabilities	59	58
Total current liabilities	302	192
Long-term debt, net (note 5)	981	1,066
Obligations under tower obligations and finance leases	69	72
Long-term deferred revenue	130	113
Deferred income tax liabilities	—	359
Other liabilities	139	151
Total liabilities	1,621	1,953

Redeemable noncontrolling interest in equity of subsidiary	18	15

Equity
Series A GCI Group common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 3,650,938 and zero at September 30, 2025 and December 31, 2024, respectively	—	—
Series B GCI Group common stock, $.01 par value. Authorized 3,750,000 shares; issued and outstanding 400,806 and zero at September 30, 2025 and December 31, 2024, respectively	—	—
Series C GCI Group common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 24,646,095 and zero at September 30, 2025 and December 31, 2024, respectively	—	—
Former member's investment	—	1,777
Additional paid-in capital	2,060	—
Retained earnings (deficit)	(688)	(363)
Total equity	1,372	1,414
Commitments and contingencies (note 7)
Total liabilities and equity	$3,011	3,382

See accompanying notes to condensed consolidated financial statements.

GCI LIBERTY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions, except per share amounts
Revenue	$257	262	784	753
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization)	131	136	384	399
Selling, general and administrative expense (including stock-based compensation)	36	30	96	89
Depreciation and amortization	53	55	158	157
Impairment of goodwill and intangible assets (note 4)	525	—	525	—
	745	221	1,163	645
Operating income (loss)	(488)	41	(379)	108
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(12)	(13)	(34)	(36)
Other, net	3	1	6	4
	(9)	(12)	(28)	(32)
Earnings (loss) before income taxes	(497)	29	(407)	76
Income tax benefit (expense)	110	(8)	82	(22)
Net earnings (loss)	$(387)	21	(325)	54
Basic net earnings (loss) attributable to Series A, Series B and Series C GCI Group shareholders per common share (note 2)	$(13.34)	0.72	(11.21)	1.86
Diluted net earnings (loss) attributable to Series A, Series B and Series C GCI Group shareholders per common share (note 2)	$(13.34)	0.72	(11.21)	1.86

See accompanying notes to condensed consolidated financial statements.

GCI LIBERTY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2025	2024

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(325)	54
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	158	157
Stock-based compensation	9	11
Impairment of goodwill and intangible assets	525	—
Deferred income tax expense (benefit)	(399)	6
Non-cash changes in taxes payable	206	—
Other, net	(3)	(4)
Change in operating assets and liabilities:
Current and other assets	74	27
Payables and other liabilities	57	(28)
Net cash provided by (used in) operating activities	302	223
Cash flows from investing activities:
Capital expenditures	(174)	(183)
Grant proceeds received for capital expenditures	22	40
Other investing activities, net	6	—
Net cash provided by (used in) investing activities	(146)	(143)
Cash flows from financing activities:
Borrowings of debt	691	130
Repayment of debt, tower obligations and finance leases	(778)	(104)
Contributions from (distributions to) former member	—	(150)
Other financing activities, net	(7)	—
Net cash provided by (used in) financing activities	(94)	(124)
Net increase (decrease) in cash, cash equivalents and restricted cash	62	(44)
Cash, cash equivalents and restricted cash, beginning of period	75	97
Cash, cash equivalents and restricted cash, end of period	$137	53

The following table reconciles cash and cash equivalents and restricted cash reported in the Company’s condensed consolidated balance sheets to the total amount presented in its condensed consolidated statements of cash flows:

	September 30,	December 31,
	2025	2024

	amounts in millions
Cash and cash equivalents	$124	74
Restricted cash included in other long-term assets	13	1
Total cash and cash equivalents and restricted cash at end of period	$137	75

See accompanying notes to condensed consolidated financial statements.

GCI LIBERTY, INC.

Condensed Consolidated Statements of Equity

(unaudited)

	GCI Group			Former	Additional	Retained
	Common Stock			Member's	paid-in	earnings	Total
	Series A	Series B	Series C	Investment	capital	(deficit)	equity

	amounts in millions
Balances at June 30, 2025	$—	—	—	1,778	—	(301)	1,477
Net earnings (loss)	—	—	—	—	—	(387)	(387)
Stock-based compensation	—	—	—	—	2	—	2
Change in capitalization in connection with the Separation	—	—	—	(1,778)	2,058	—	280
Balances at September 30, 2025	$—	—	—	—	2,060	(688)	1,372

	GCI Group			Former	Additional	Retained
	Common Stock			Member's	paid-in	earnings	Total
	Series A	Series B	Series C	Investment	capital	(deficit)	equity

	amounts in millions
Balances at January 1, 2025	$—	—	—	1,777	—	(363)	1,414
Net earnings (loss)	—	—	—	—	—	(325)	(325)
Stock-based compensation	—	—	—	7	2	—	9
Change in capitalization in connection with the Separation	—	—	—	(1,778)	2,058	—	280
Other	—	—	—	(6)	—	—	(6)
Balances at September 30, 2025	$—	—	—	—	2,060	(688)	1,372

	Former	Retained
	Member's	earnings	Total
	Investment	(deficit)	equity

	amounts in millions
Balances at June 30, 2024	$1,774	(400)	1,374
Net earnings (loss)	—	21	21
Stock-based compensation	4	—	4
Balances at September 30, 2024	$1,778	(379)	1,399

	Former	Retained
	Member's	earnings	Total
	Investment	(deficit)	equity

	amounts in millions
Balances at January 1, 2024	$1,766	(283)	1,483
Net earnings (loss)	—	54	54
Stock-based compensation	11	—	11
Contributions from (distributions to) former member	—	(150)	(150)
Other	1	—	1
Balances at September 30, 2024	$1,778	(379)	1,399

See accompanying notes to condensed consolidated financial statements.

GCI LIBERTY, INC.

Notes to Condensed Consolidated Financial Statements

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

The accompanying condensed consolidated financial statements represent the combination of the historical financial information of GCI Holdings until the date of the Separation. Although GCI Holdings was reported as a combined company until the date of the Separation, all periods reported herein are referred to as consolidated. The condensed consolidated financial statements and the notes thereto refer to the consolidation of GCI Holdings and certain other assets and liabilities as "GCI Liberty," "the Company," "us," "we" and "our." The Separation is accounted for at historical cost due to the pro rata nature of the distribution to holders of GCI Group common stock.  All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and (b) interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation. These condensed consolidated financial statements should be read in conjunction with the annual combined financial statements and notes thereto for the year ended December 31, 2024 contained in the GCI Liberty prospectus filed on July 2, 2025 with the Securities and Exchange Commission, as part of the Company’s Registration Statement on Form S-1 (File No. 333-286272).

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

The Company is primarily engaged in providing a full range of data, wireless, voice, and managed services to residential customers, businesses, governmental entities and educational and medical institutions primarily in Alaska under the GCI brand.

Separation of GCI Liberty from Liberty Broadband

GCI Liberty was formed in Nevada in December 2024 for the purpose of ultimately holding the GCI Business. On July 14, 2025, Liberty Broadband and its subsidiaries completed an internal reorganization in order for Liberty Broadband to transfer the GCI Business to GCI Liberty in exchange for GCI Liberty stock, including 10,000 shares of GCI Liberty non-voting preferred stock, and the assumption of liabilities related to the GCI Business by GCI Liberty. The internal reorganization resulted in GCI Liberty owning, directly or indirectly, GCI, LLC and the operations comprising, and the entities that conduct, the GCI Business.  Following the internal reorganization, Liberty Broadband sold $10 million of the non-voting preferred stock (the “Preferred Stock Sale”) to third parties. The non-voting preferred stock is issued by GCI Liberty, has a 12% dividend rate and $1,000 per share liquidation price plus accrued and unpaid dividends, and is recorded in Other liabilities in the condensed consolidated balance sheet as of September 30, 2025. The mandatory redemption date is July 14, 2032.  Following the Preferred Stock Sale, GCI Liberty effected a reclassification of GCI Liberty’s existing common stock into a sufficient number of shares of Series A GCI Group common stock, Series B GCI Group common

GCI LIBERTY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

stock and Series C GCI Group common stock to complete the divestiture of GCI Liberty pursuant to the distribution (the “Distribution”) by Liberty Broadband to the holders of record of Liberty Broadband common stock, as of the record date for the Distribution, of all the shares of GCI Group common stock held by Liberty Broadband immediately prior to the Distribution.  The internal reorganization, the Preferred Stock Sale, the reclassification and the Distribution are collectively referred to as the “Separation.”

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

For federal income tax purposes, the Separation was structured as a deemed acquisition of GCI, LLC’s assets by GCI Liberty at their fair market value.  The deemed acquisition reset the tax basis in GCI, LLC’s assets to their fair market value, which resulted in a decrease to the Company’s deferred tax liability.  The Separation along with an impairment led to a net deferred tax asset of $39 million, which is included in Other assets on the condensed consolidated balance sheet as of September 30, 2025.

Additionally, as a result of the Separation, the Company accrued a federal income tax payable of $206 million to Liberty Broadband. Since Liberty Broadband is responsible for the tax on the Separation under the Tax Sharing Agreement, the federal income tax payable was cancelled. State income tax of $91 million related to the Separation is payable by the Company.  Under the Tax Sharing Agreement, Liberty Broadband is responsible for reimbursing that amount to the Company, which resulted in the Company recognizing a $91 million receivable due from Liberty Broadband in connection with the Separation, which is recorded in Due from Liberty Broadband on the condensed consolidated balance sheet as of September 30, 2025.

In addition, the Company entered into certain agreements, including a services agreement (“Services Agreement”), a facilities sharing agreement and an aircraft time sharing agreement, with Liberty Media Corporation (“Liberty Media”) and/or its subsidiaries. Pursuant to the Services Agreement, Liberty Media will provide GCI Liberty with public company support services, including legal, tax, accounting, treasury, information technology, cybersecurity, internal auditing and investor relations services. GCI Liberty will reimburse Liberty Media for all out-of-pocket expenses incurred by Liberty Media in providing the services and will pay a services fee that will be subject to review and evaluation for reasonableness on a quarterly basis. The fees payable to Liberty Media for the first year of the Services Agreement are not expected to exceed approximately $5 million.  For the three and nine months ended September 30, 2025, approximately $1 million was reimbursable to Liberty Media under these various agreements.

New Accounting Pronouncements Not Yet Adopted

In September 2025, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted as of the beginning of a fiscal year. The amendments can be applied prospectively, retrospectively, or via a modified prospective transition method. We are currently evaluating the impact this guidance may have on our consolidated financial statements.

GCI LIBERTY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2) Earnings (Loss) Per Common Share

Basic net earnings (loss) per common share ("EPS") is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding ("WASO") for the period. Diluted net EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Potentially dilutive shares are excluded from the computation of diluted net EPS during periods in which losses are reported since the result would be antidilutive.

Excluded from diluted net EPS for both of the three and nine months ended September 30, 2025 are approximately 1 million potential common shares because their inclusion would have been antidilutive.

In connection with the Separation, on July 14, 2025, the Company’s common stock was reclassified into approximately 29 million common shares. These common shares were distributed by Liberty Broadband to its common shareholders as of the record date for the Separation, resulting in 3,650,938 shares of Series A GCI Group common stock, 400,806 shares of Series B GCI Group common stock and 24,646,041 shares of Series C GCI Group common stock being issued and outstanding at the time of the Separation. The number of shares issued upon completion of the Separation was used to determine both basic and diluted net earnings (loss) per share for the three and nine months ended September 30, 2024, as no Company equity awards were outstanding prior to the completion of the Separation.

	GCI Group Common Stock
	Three months ended	Nine months ended
	September 30,	September 30,
	2025	2025

	number of shares in millions
Basic WASO	29	29
Potentially dilutive shares	—	—
Diluted WASO	29	29

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

The Company had receivables of $152 million and $193 million at September 30, 2025 and December 31, 2024, respectively, the long-term portion of which are included in Other assets, net. The Company had deferred revenue of $32 million and $33 million at September 30, 2025 and December 31, 2024, respectively. The receivables and deferred revenue are only from contracts with customers. GCI Holdings’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying consolidated statements of operations as the services are provided. Changes in the contract

GCI LIBERTY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

liability balance for the Company during the nine months ended September 30, 2025 were not materially impacted by other factors.

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) of $122 million in the remainder of 2025, $359 million in 2026, $144 million in 2027, $57 million in 2028 and $62 million in 2029 and thereafter.

Revenue from contracts with customers, classified by customer type and significant service offerings follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
GCI Holdings
Consumer Revenue
Data	$59	62	180	186
Wireless	35	35	104	105
Other	4	12	22	32
Business Revenue
Data	124	122	375	333
Wireless	8	10	24	31
Other	3	3	8	9
Lease, grant, and revenue from subsidies	24	18	71	57
Total	$257	262	784	753

Government Assistance

In current and prior years, the Company has been awarded, as either the recipient or subrecipient, federal government grants to construct broadband infrastructure to unserved and underserved communities in rural Alaska. During the three months ended September 30, 2025 and 2024, the Company received approximately $3 million and $21 million, respectively, for grants awarded in current and prior years. During the nine months ended September 30, 2025 and 2024, the Company received approximately $22 million and $40 million, respectively, for grants awarded in current and prior years.

These grants are accounted for using a grant accounting model by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance. These grants were recorded as deferred revenue since the primary conditions for the receipt of the grant are the build out and operation of the broadband services over the established time frames, which range from 10 to 22 years for assets already placed in service and will be based on the property’s useful life for assets currently being constructed. During both the  three and nine months ended September 30, 2025 and 2024, revenue recorded in the condensed consolidated financial statements was not material. Both short-term and long-term deferred revenue have been recorded for the amounts of the grants received, with approximately $6 million and $3 million recorded as short-term deferred revenue, respectively, and approximately $107 million and $92 million recorded as long-term deferred revenue, respectively, as of September 30, 2025 and December 31, 2024.

GCI LIBERTY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(4) Goodwill and Intangible Assets

Goodwill and Non-amortizing Intangible Assets

	Goodwill	Cable Certificates	Other	Total
Balance at January 1, 2025	$746	550	41	1,337
Impairments	(108)	(401)	(16)	(525)
Balance at September 30, 2025	$638	149	25	812

Impairments

During the third quarter of 2025, management determined it was more likely than not that the fair value of GCI Liberty and certain of its indefinite-lived intangibles assets were less than their carrying values based on the trading price of its common stock and updated long-term forecasts for the business.  With the assistance of a third-party specialist, the fair value of the cable certificates, other indefinite-lived intangible assets, and the overall fair value of the Company were determined using discounted cash flow models that incorporated projections of future operating performance (income approach) (Level 3). Impairments in the amounts of $401 million for cable certificates, $16 million for other indefinite-lived intangible assets, and $108 million for goodwill were recorded during the third quarter of 2025, in the Impairment of goodwill and intangible assets line item in the condensed consolidated statements of operations.

Based on these assessments performed during the third quarter of 2025 and the resulting impairment losses recorded, the estimated fair value of the cable certificates, other indefinite-lived intangible assets, and the overall fair value of the Company did not significantly exceed its carrying value as of September 30, 2025. As of September 30, 2025, the Company had accumulated goodwill impairment losses of $108 million.

Intangible Assets Subject to Amortization, net

	September 30, 2025			December 31, 2024
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
Customer relationships	$515	(204)	311	515	(173)	342
Other amortizable intangible assets	177	(108)	69	165	(96)	69
Total	$692	(312)	380	680	(269)	411

Intangible assets are being amortized generally on an accelerated basis as reflected in amortization expense and in the future amortization table below.

Amortization expense for intangible assets with finite useful lives was $14 million and $15 million for the three months ended September 30, 2025 and 2024, respectively, and $43 million and $45 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in millions):

Remainder of 2025	$14
2026	$55
2027	$52
2028	$50
2029	$44

GCI LIBERTY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	September 30,	September 30,	December 31,
	2025	2025	2024

	amounts in millions
Senior Notes	$600	615	619
Senior Credit Facility	368	368	447
Wells Fargo Note Payable	4	4	4
Deferred financing costs	—	(2)	(1)
Total debt	$972	985	1,069
Debt classified as current		(4)	(3)
Total long-term debt		$981	1,066

Senior Notes

On October 7, 2020, GCI, LLC issued $600 million aggregate principal amount of 4.75% senior notes due 2028 (the “Senior Notes”). The Senior Notes are unsecured and interest on the Senior Notes is payable semi-annually in arrears. The Senior Notes are redeemable at the Company’s option, in whole or in part, at a redemption price defined in the indenture, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $15 million at September 30, 2025. Such premium is being amortized to interest expense in the accompanying condensed consolidated statements of operations.

Senior Credit Facility

On March 25, 2025, GCI, LLC entered into the Ninth Amended and Restated Credit Agreement (as amended, the “Senior Credit Facility”), which refinanced in full and replaced the Prior Senior Credit Facility (as defined below) with (x) a new $450 million revolving credit facility, with a $35 million sublimit for letters of credit, that matures on March 25, 2030 (or, to the extent the Senior Notes remain outstanding, the date that is 91 days prior to the maturity date of the Senior Notes or the date that is 91 days prior to the maturity date of any indebtedness with a maturity date that is 91 days prior to March 25, 2030 that is used to refinance any of the Senior Notes) and (y) a $300 million Term Loan A (“Term Loan A”) that matures on March 25, 2031 (or, to the extent the Senior Notes remain outstanding, the date that is 91 days prior to the maturity date of the Senior Notes). The revolving credit facility borrowings under the Senior Credit Facility that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.50% and 1.25% depending on GCI, LLC’s total leverage ratio. The revolving credit facility borrowings under the Senior Credit Facility that are SOFR loans bear interest at a per annum rate equal to the applicable SOFR plus a margin that varies between 1.50% and 2.25% depending on GCI, LLC’s total leverage ratio. Term Loan A borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 1.00% and 1.75% depending on GCI, LLC’s total leverage ratio. Term Loan A borrowings that are SOFR loans bear interest at a per annum rate equal to the applicable SOFR plus a margin that varies between 2.00% and 2.75% depending on GCI, LLC’s total leverage ratio. Principal payments are due quarterly on the Term Loan A equal to 0.25% of the original principal amount, which may step up to 1.25% of the original principal amount of the Term Loan A depending on GCI, LLC’s secured leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. The Senior Credit Facility also has a commitment fee that accrues at a per annum rate between 0.300% and 0.375% on the daily unused amount of the revolving credit facility depending on GCI, LLC’s total leverage ratio. The interest rate on the Senior Credit Facility was 6.2% at September 30, 2025.

GCI LIBERTY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Prior to the amendment in March 2025, GCI, LLC was party to the Eighth Amended and Restated Credit Agreement (as amended by Amendment No. 1 to the Eighth Amended and Restated Credit Agreement, the “Prior Senior Credit Facility”) which included a $550 million revolving credit facility, with a $25 million sublimit for standby letters of credit and a $250 million Term Loan A (the “Prior Term Loan A”). The revolving credit facility borrowings under the Prior Senior Credit Facility that were alternate base rate loans bore interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.50% and 1.75% depending on GCI, LLC’s total leverage ratio. The revolving credit facility borrowings under the Prior Senior Credit Facility that were SOFR loans bore interest at a per annum rate equal to the applicable SOFR plus a Credit Spread Adjustment (as defined in the Prior Senior Credit Facility) plus a margin that varies between 1.50% and 2.75% depending on GCI, LLC’s total leverage ratio. Prior Term Loan A borrowings that were alternate base rate loans bore interest at a per annum rate equal to the alternate base rate plus a margin that varies between 1.00% and 2.25% depending on GCI, LLC’s total leverage ratio. Prior Term Loan A borrowings that were SOFR loans bore interest at a per annum rate equal to the applicable SOFR plus a margin that varies between 2.00% and 3.25% depending on GCI, LLC’s total leverage ratio. Principal payments were due quarterly on the Prior Term Loan A equal to 0.25% of the original principal amount, which could step up to 1.25% of the original principal amount of the Term Loan A depending on GCI, LLC’s secured leverage ratio. The Prior Senior Credit Facility also had a commitment fee that accrued at a per annum rate between 0.375% and 0.500% on the daily unused amount of the revolving credit facility depending on GCI, LLC’s total leverage ratio. The interest rate on the Prior Senior Credit Facility was 7.0% at September 30, 2024.

GCI, LLC’s first lien leverage ratio may not exceed 4.00 to 1.00.

The terms of the Senior Credit Facility include customary representations and warranties, customary affirmative and negative covenants and customary events of default. At any time after the occurrence of an event of default under the Senior Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Senior Credit Facility immediately due and payable and terminate any commitment to make further loans under the Senior Credit Facility. The obligations under the Senior Credit Facility are secured by a security interest on substantially all of the assets of GCI, LLC and the subsidiary guarantors, as defined in the Senior Credit Facility, and on the stock of GCI Holdings.

As of September 30, 2025, there was $298 million outstanding under the Term Loan A, $70 million outstanding under the revolving portion of the Senior Credit Facility and $3 million in letters of credit under the Senior Credit Facility, leaving $377 million available for borrowing.

Wells Fargo Note Payable

GCI Holdings issued a note to Wells Fargo that matures on July 15, 2029 and is payable in monthly installments of principal and interest (the "Wells Fargo Note Payable"). Outstanding borrowings on the Wells Fargo Note Payable were $4 million as of both September 30, 2025 and December 31, 2024. The interest rate is variable at SOFR plus 1.75%. The interest rates on the Wells Fargo Note Payable were 5.9% and 6.8% at September 30, 2025 and 2024, respectively.

The Wells Fargo Note Payable is subject to similar affirmative and negative covenants as the Senior Credit Facility. The obligations under the Wells Fargo Note Payable are secured by a security interest and lien on the building purchased with the note.

Fair Value of Debt

The fair value of the Senior Notes was $583 million at September 30, 2025 (Level 2).

Due to the variable rate nature of the Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amounts approximate fair value at September 30, 2025.

GCI LIBERTY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(6) Stock-Based Compensation

Subsequent to the Original Combination, Liberty Broadband granted restricted stock units (“RSUs”) to certain employees of its subsidiaries under the Liberty Broadband 2019 Omnibus Incentive Plan, as amended, until its expiration on May 23, 2024 and then subsequently granted RSUs under the Liberty Broadband 2024 Omnibus Incentive Plan.

Holders of Liberty Broadband RSUs who provided services primarily or solely to GCI Liberty or its subsidiaries at the time of the Distribution, received RSUs that relate to Series C GCI Group common stock (“GLIBK”) in substitution for such Liberty Broadband RSUs. The number of shares of GLIBK subject to such substituted RSUs was determined in a manner to preserve the value of the Liberty Broadband RSUs outstanding prior to the Distribution.

Pursuant to the GCI Liberty, Inc. 2025 Omnibus Incentive Plan (the “2025 Plan”), the Company may grant to certain of its directors, employees and employees of its subsidiaries, RSUs and stock options to purchase a maximum of 5.0 million shares of GCI Group common stock (collectively, “Awards”).

The Company measures the cost of employee services received in exchange for an equity classified award (such as RSUs) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and re-measures the fair value of the Award at each reporting date. Awards generally vest over 1-5 years and have a term of 5 years. GCI Liberty issues new shares upon vesting of equity awards.

Included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations are $2 million and $4 million of stock-based compensation during the three months ended September 30, 2025 and 2024, respectively, and $9 million and $11 million of stock-based compensation during the nine months ended September 30, 2025 and 2024, respectively.

Grants of Awards

RSUs granted during the nine months ended September 30, 2025 are summarized as follows:

	Nine months ended
	September 30, 2025
	RSUs	Weighted
	granted	average
	(000's)	GDFV
GLIBK time-based RSUs, GCI employees (1)	105	$37.85
GLIBK performance-based RSUs, GCI employees (2)	59	$37.85
GLIBK performance-based RSUs, GCI Liberty CEO (3)	18	$37.85

(1)	Grants mainly vest between one and three years.
(2)	Grants vest in March 2026, subject to the satisfaction of certain performance objectives.
(3)	Grant vests in March 2026, subject to the satisfaction of certain performance objectives. Grant was made to the Company’s Chief Executive Officer (“CEO”) in connection with his Employment Agreement (as defined in note 8).

Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is re-measured at each reporting period.

GCI LIBERTY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the nine months ended September 30, 2025, the Company granted 814 thousand options to purchase shares of GLIBK to the Company’s CEO in connection with his Employment Agreement.  Such options had a GDFV of $12.35 per share at the time they were granted and vest one-third on each of December 31, 2026, 2027 and 2028.  Also during the nine months ended September 30, 2025, the Company granted 33 thousand options to purchase shares of GLIBK to its non-employee directors.  Such options had a weighted average GDFV of $11.53 per share and cliff vest on December 6, 2025.

The Company did not grant any options to purchase shares of Series A or Series B GCI Group common stock during the nine months ended September 30, 2025.

The Company calculates the GDFV for all of its equity classified options and the subsequent remeasurement of its liability classified options using the Black-Scholes Model.  The Company estimates the expected term of the options based on historical exercise and forfeiture data. The volatility used in the calculation for options is based on the historical volatility of the corresponding series of its predecessor Liberty Broadband common stock and, when available, the implied volatility of publicly traded GCI Liberty options. The Company uses a zero-dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

Outstanding Awards

The following table presents the number and weighted average GDFV of RSUs granted to employees of GCI Liberty.

		Weighted
	GLIBK	Average
	(amounts in thousands)	GDFV
RSUs outstanding at January 1, 2025	—	$—
Granted	182	$37.85
Vested	—	$—
Cancelled	(9)	$31.69
GCI Liberty Separation Adjustment	169	$29.08
RSUs outstanding at September 30, 2025	342	$33.66

As of September 30, 2025, there were no outstanding options to purchase shares of Series A or Series B GCI Group common stock.  As of September 30, 2025, 847 thousand GLIBK options remained outstanding at a weighted average exercise price of $37.85, a weighted average remaining contractual life of 4.9 years and an aggregate intrinsic value of zero.

As of September 30, 2025, the total unrecognized compensation cost related to unvested Awards was approximately $16 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of 2.4 years.

As of September 30, 2025, GCI Liberty reserved 847 thousand shares of GLIBK for issuance under exercise privileges of outstanding stock options.

GCI LIBERTY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(7) Commitments and Contingencies

Guaranteed Service Levels

Certain customers have guaranteed levels of service with varying terms. In the event the Company is unable to provide the minimum service levels, it may incur penalties or issue credits to customers.

Litigation, Disputes, and Regulatory Matters

The Company and its subsidiaries are involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business. Management believes there are no proceedings from asserted and unasserted claims that, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity, other than as discussed below.

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

(8) Related Party Transactions with Officers and Directors

The Company entered into a new employment agreement with Ronald A. Duncan on August 22, 2025 (the “Employment Agreement”), which generally replaced Mr. Duncan’s prior employment agreement with GCI Communication Corp.  The Employment Agreement provides that Mr. Duncan will continue to serve as the Chief Executive Officer and President of the Company and has a term that began on July 15, 2025 and which is scheduled to end on December 31, 2028. Pursuant to the Employment Agreement, Mr. Duncan is paid an annual base salary of $990,000 and is eligible to participate in the discretionary annual target cash incentive program pursuant to which Mr. Duncan is eligible to receive annual target cash incentive compensation of $1,252,741 in each calendar year from 2026 through 2028 (the “Duncan Cash IC”) and annual performance-based restricted stock unit grants with a target grant value of $626,371 in each of 2026, 2027 and 2028 (the “Duncan Equity IC”). Each of the Duncan Cash IC and Duncan Equity IC will be subject to the achievement of annual performance metrics established by the Company’s compensation committee. In connection with the entry into the Employment Agreement, Mr. Duncan also received an upfront multi-year grant of options to purchase 814 thousand shares of GLIBK for an exercise price equal to $37.85, which options are scheduled to vest in three equal installments on December 31 of each of 2026, 2027 and 2028, in each case, subject to Mr. Duncan remaining employed through the applicable vesting date.

Simultaneously with the entry into the Employment Agreement, GCI Communication Corp. (“GCI Corp.”) and Mr. Duncan entered into an aircraft agreement, effective January 1, 2025, which provides, among other things, that Mr. Duncan is entitled to 100 hours per year of personal flight time on an aircraft leased by GCI Corp. through the first to occur of  (i) the date that Mr. Duncan ceases to be employed by the Company or any of its subsidiaries or, in the case of certain types of termination of employment as provided in the Employment Agreement, with respect to up to one-third of such hours, the 120th day following such termination and (ii) the date that GCI Corp. ceases to own or lease any aircraft. Up to 25 hours of such annual allotment may be rolled over for use in a subsequent calendar year, up to a maximum amount of 150 hours of total flight time per year.

GCI LIBERTY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(9) Segment Information

GCI Liberty’s chief operating decision maker (“CODM”), the CEO, assesses performance and allocates resources based on the Company’s consolidated statements of operations, as the converged network requires the CODM to manage and evaluate the results of the business in a consolidated manner to drive efficiencies and develop uniform strategies. Accordingly, key components and processes of the Company’s operations are managed centrally, including capital and new technology development and deployment, customer service, marketing and advertising, legal and government affairs. Segment asset information is not used by the CODM to allocate resources. Under this organizational and reporting structure, the Company has one reportable segment.

As a single reportable segment entity, the Company’s segment performance measure is net earnings (loss). See note 3 for a description of the Company's disaggregated revenue by customer type and significant service offerings. Significant segment expenses that are not separately presented on the condensed consolidated statements of operations but are reviewed by the CODM are presented below:

Operating expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Consumer direct costs	$32	38	103	111
Business direct costs	31	32	83	95
Technology expense	68	66	198	193
Total operating expenses	$131	136	384	399

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; new service and product offerings; revenue growth; future expenses; anticipated changes to regulations; the Universal Service Fund (“USF”) programs, including the Rural Health Care (“RHC”) Program; the impacts of economic trends; indebtedness and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties. There can be no assurance that such expectations or beliefs will result or be achieved or accomplished and you should not place undue reliance on these forward-looking statements. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	competition faced by us that may reduce our market share and financial performance;
●	customer demand for our products and services and our ability to adapt to changes in demand;
●	adverse economic conditions in the United States (“U.S.”) and inflationary pressures on input costs and labor;
●	changes in, or failure or inability to comply with, government regulations and legislation, including, without limitation, regulations of the Federal Communications Commission (the “FCC”), and adverse outcomes from regulatory proceedings and court cases;
●	the impact of a prolonged federal government shutdown on the timeliness of government grant approvals and funding;
●	our ability to obtain or maintain roaming services needed from other carriers;
●	our ability to stay abreast of new technology;
●	our ability to obtain necessary communications equipment from third-party vendors to meet customer needs;
●	natural or man-made disasters or terrorist attacks;
●	failure to protect the security of personal information about our customers, subjecting us to potentially costly government enforcement actions or private litigation and reputational damage;
●	our ability to obtain additional financing, or refinance or renew our existing indebtedness on acceptable terms;
●	the impact of our significant indebtedness;
●	our ability to generate cash to service our debt and to meet other obligations;
●	our overlapping directors and management with Liberty Broadband Corporation (“Liberty Broadband”) and Liberty Media Corporation (“Liberty Media”);
●	the impact of events involving the assets and business market value of the GCI Group common stock;
●	the unfavorable outcome of pending or future legal proceedings; and
●	the additional costs we will incur or have incurred as a result of our Separation (as defined below).

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

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and the Prospectus.

Overview

GCI Liberty, Inc. (“GCI Liberty”) consists of 100% of the outstanding equity interests in GCI, LLC, GCI Holdings, LLC (“GCI Holdings” or “GCI”) and their subsidiaries (collectively, the “GCI Business”), and was formerly owned by Liberty Broadband, prior to the Separation (defined below).

GCI Liberty was formed in Nevada in December 2024 for the purpose of ultimately holding the GCI Business. On July 14, 2025, Liberty Broadband and its subsidiaries completed an internal reorganization in order for Liberty Broadband to transfer the GCI Business to GCI Liberty in exchange for GCI Liberty stock, including 10,000 shares of GCI Liberty non-voting preferred stock, and the assumption of liabilities related to the GCI Business by GCI Liberty. The internal reorganization resulted in GCI Liberty owning, directly or indirectly, GCI, LLC and the operations comprising, and the entities that conduct, the GCI Business.  Following the internal reorganization, Liberty Broadband sold all of the non-voting preferred stock (the “Preferred Stock Sale”) to third parties. The non-voting preferred stock is issued by GCI Liberty, has a 12% dividend rate and $1,000 per share liquidation price plus accrued and unpaid dividends. The mandatory redemption date is July 14, 2032.  Following the Preferred Stock Sale, GCI Liberty effected a reclassification of GCI Liberty’s existing common stock into a sufficient number of shares of Series A GCI Group common stock, Series B GCI Group common stock and Series C GCI Group common stock to complete the divestiture of GCI Liberty pursuant to the distribution (the “Distribution”) by Liberty Broadband to the holders of record of Liberty Broadband common stock, as of the record date for the Distribution, of all the shares of GCI Group common stock held by Liberty Broadband immediately prior to the Distribution.  The internal reorganization, the Preferred Stock Sale, the reclassification and the Distribution are collectively referred as the “Separation.”

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

Update on Economic Conditions

GCI Holdings offers wireless and wireline telecommunication services, data services, and managed services to customers primarily throughout Alaska. Because of this geographic concentration, growth of GCI Holdings’ business and operations depends upon economic conditions in Alaska. Unfavorable economic conditions, such as a recession or economic slowdown in the U.S., or inflation in the markets in which GCI operates, could negatively affect the affordability of and demand for GCI’s products and services and its cost of doing business. In recent years, varying factors have contributed to significant volatility and disruption of financial markets and global supply chains. Additionally, the U.S. Federal Reserve began decreasing interest rates in 2024 after several years of higher rates, and while interest rates remained steady throughout most of 2025, the U.S. Federal Reserve further decreased rates in the second half of 2025. Mounting inflationary cost pressures and recessionary fears have negatively impacted the U.S. and global economy. Increased equipment costs, for example due to increased tariffs, could also impact GCI’s results.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The accounting impacts from the law change were included in our third quarter results.  The OBBBA did not have a material impact on income tax expense on our financial statements; however, we were able to defer cash taxes to future years as a result of the OBBBA.

On October 1, 2025, the federal government of the United States began a shut-down, which could affect the timeliness of government grant approvals and funding the Company receives.

Due to goodwill and intangible asset impairments recorded during the third quarter of 2025, the fair values of such intangible assets do not significantly exceed their carrying value. The Company will continue to monitor current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including goodwill and indefinite-lived intangible assets) is appropriate. Future outlook declines in revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that additional carrying value adjustments are required, which could be material.

Federal Universal Service Programs

Legal Challenges to the Constitutionality of the FCC Universal Service Support Programs. There have been a number of legal challenges to the constitutionality of the USF. The U.S. Courts of Appeals for the Sixth and Eleventh Circuits rejected such challenges in 2023, as did a panel of three judges in the Fifth Circuit. However, on July 24, 2024, the U.S. Court of Appeals for the Fifth Circuit sitting en banc ruled that the USF program is unconstitutional as currently administered, and remanded the case to the FCC. In its decision, the en banc Fifth Circuit concluded that there was an impermissible public delegation of legislative authority to the FCC and an impermissible private delegation of authority from the FCC to the Universal Service Administrative Company, the private company responsible for USF administration. The Supreme Court granted petitions for certiorari from the Fifth Circuit’s decision and heard the case on March 26, 2025. The Supreme Court issued a decision on June 27, 2025, reversing the Fifth Circuit and upholding the constitutionality of the USF contribution factor. There is continuing litigation, as petitioners have filed a new Petition for Review in the Fifth Circuit, on October 1, 2025, to challenge two statutory provisions that the Supreme Court did not have occasion to address, as well as to challenge the legality of the USAC, which administers that program for the FCC.

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

Results of Operations – Consolidated

General. Provided in the tables below is information regarding the historical Consolidated Operating Results and Other Income and Expense of GCI Liberty.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Revenue	$257	262	784	753
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization)	131	136	384	399
Selling, general and administrative expense (excluding stock-based compensation)	34	26	87	78
Stock-based compensation	2	4	9	11
Depreciation and amortization	53	55	158	157
Impairment of goodwill and intangible assets	525	—	525	—
Operating income (loss)	(488)	41	(379)	108
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(12)	(13)	(34)	(36)
Other, net	3	1	6	4
	(9)	(12)	(28)	(32)
Earnings (loss) before income taxes	(497)	29	(407)	76
Income tax benefit (expense)	110	(8)	82	(22)
Net earnings (loss)	$(387)	21	(325)	54

Adjusted OIBDA	$92	100	313	276

Revenue. Consolidated revenue decreased $5 million and increased $31 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The following table highlights selected key performance indicators used in evaluating the Company’s business.

	September 30,
	2025	2024
Consumer
Data:
Cable modem subscribers[1]	153,100	157,400
Wireless:
Wireless lines in service[2]	207,500	204,000

1 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. Small-to-Medium Business customers and promotional and suspended subscribers are included. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber.

2 A wireless line in service is defined as a wireless device with a monthly fee for services. Small-to-Medium Business customers and promotional and suspended lines are included.

The components of revenue are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Consumer
Data	$59	61	180	186
Wireless	52	47	153	142
Other	4	12	22	33
Business
Data	124	123	377	335
Wireless	10	11	30	35
Other	8	8	22	22
Total revenue	$257	262	784	753

Consumer data revenue decreased $2 million and $6 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The decrease for the three months ended September 30, 2025 was primarily driven by a decrease in the number of subscribers. The decrease for the nine months ended September 30, 2025 was primarily driven by a decrease in the number of subscribers, including the impact of the discontinuation of the Affordable Connectivity Program in 2024. Subscriber growth in rural areas has also been adversely impacted by an outage from a fiber break on a third-party network in which GCI Holdings uses capacity, however the network was restored during the three months ended September 30, 2025.

Consumer wireless revenue increased $5 million and $11 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increases were driven by an increase in wireless USF support for high cost areas.

Consumer other revenue decreased $8 million and $11 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. Consumer other revenue consists of consumer video and voice revenue. The decreases were primarily due to decreases in video subscribers. On May 5, 2025, GCI Holdings received regulatory approval to begin discontinuing video services. The Company began discontinuing service for remaining video customers after receiving the regulatory approval and as of September 30, 2025, the Company has exited the video business.

Business data revenue increased $1 million and $42 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, primarily due to service upgrades with existing health care and education customers.

Business wireless revenue decreased $1 million and $5 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, primarily due to decreases in roaming revenue due to contractual changes.

Business other revenue remained flat for both the three and nine months ended September 30, 2025, as compared to the same periods in 2024. Business other revenue consists of business video and voice revenue. On May 5, 2025, GCI Holdings received regulatory approval to begin discontinuing video services. The Company began discontinuing service for remaining video customers after receiving the regulatory approval and as of September 30, 2025, the Company has exited the video business.

Operating expense

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Consumer direct costs	$32	38	103	111
Business direct costs	31	32	83	95
Technology expense	68	66	198	193
Total operating expenses	$131	136	384	399

Consumer direct costs consists of wireless handset inventory costs, video programming, wireless distribution costs, marketing and advertising expenses, bad debt expense, credit card and other transactional fees, and internal and external labor costs for managing relationships with consumer customers. Consumer direct costs decreased $6 million and $8 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, due to decreases in video programming costs and distribution costs. The decreases in distribution costs were partially due to the temporary cost savings from a fiber break on a third party network in which GCI Holdings uses capacity, which was fully restored during the three months ended September 30, 2025.

Business direct costs consists of network distribution costs, largely to healthcare and education customers, as well as internal and external labor costs for managing relationships with business customers. Business direct costs decreased $1 million and $12 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, due to decreases in distribution costs for health care and education customers, primarily related to temporary cost savings from a fiber break on a third party network in which GCI Holdings uses capacity, which was fully restored during the three months ended September 30, 2025.

Technology expense consists of field and technology operations costs incurred to manage the Company's network, including internal and external labor costs, software related costs, lease expenses, maintenance costs, as well as utility costs. Technology expenses increased $2 million and $5 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, primarily due to increased maintenance and software costs.

Selling, general and administrative expense consists of corporate overhead costs largely comprised of internal and external labor costs, software costs, insurance expense, property taxes and professional service fees. Selling, general and administrative expense increased $8 million and $9 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, primarily due to an increase in internal labor costs, including higher healthcare costs and higher accrued incentive payments, as well as increased corporate expenses related to amounts allocated pursuant to the Services Agreement, partially offset by a decrease in external labor costs.

Stock-based compensation decreased $2 million for both of the three and nine months ended September 30, 2025, as compared to the same periods in 2024, primarily due to decreased grant activity prior to the Separation.

Depreciation and amortization remained relatively flat for the three and nine months ended September 30, 2025,  as compared to the same periods in 2024.

Impairment of goodwill and intangible assets.  During the nine months ended September 30, 2025, the Company recorded an impairment of goodwill and intangible assets of $525 million, consisting of a goodwill impairment of $108 million and an intangible asset impairment of $417 million. See note 4 to the accompanying notes to the condensed consolidated financial statements for additional information.

Operating Income (Loss). Consolidated operating loss increased $529 million and $487 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. Operating loss was impacted by the above explanations.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Operating income (loss)	$(488)	41	(379)	108
Depreciation and amortization	53	55	158	157
Stock-based compensation	2	4	9	11
Impairment of goodwill and intangible assets	525	—	525	—
Adjusted OIBDA	$92	100	313	276

Consolidated Adjusted OIBDA decreased $8 million and increased $37 million during the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, due to the items discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Other income (expense):
Interest expense	$(12)	(13)	(34)	(36)
Other, net	3	1	6	4
	$(9)	(12)	(28)	(32)

Interest Expense. Interest expense remained relatively flat during the three and nine months ended September 30, 2025, as compared to the same periods in 2024.

Other, net. Other, net income was relatively flat during the three and nine months ended September 30, 2025, as compared to the same periods in 2024.

Income taxes. Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Earnings (loss) before income taxes	$(497)	29	(407)	76
Income tax (expense) benefit	$110	(8)	82	(22)
Effective income tax rate	22%	28%	20%	29%

For the three months ended September 30, 2025, the income tax benefit differs from the U.S. statutory tax rate of 21% primarily due to state income taxes, mostly offset by an impairment of goodwill that is not deductible for tax purposes (see note 4 to the accompanying condensed consolidated financial statements). For the nine months ended September 30, 2025, the income tax benefit differs from the U.S. statutory rate of 21% primarily due to state income taxes, offset by an impairment of goodwill that is not deductible for tax purposes. For the three and nine months ended September 30, 2024, the income tax expense differs from the U.S. statutory tax rate of 21% primarily due to state income taxes.

Net earnings (loss). The Company had net losses of $387 million and net earnings of $21 million for the three months ended September 30, 2025 and 2024, respectively, and net losses of $325 million and net earnings of $54 million for the nine months ended September 30, 2025 and 2024, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses, and other income and expenses.

Liquidity and Capital Resources

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of GCI Holdings, dividend and interest receipts, capital market transactions and debt (including borrowings under the Senior Credit Facility (as discussed in note 5 to the accompanying condensed consolidated financial statements)).

As of September 30, 2025, GCI Liberty had a cash and cash equivalents balance of $124 million, which was substantially held in cash.  When applicable, cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

	Nine months ended
	September 30,
	2025	2024

	amounts in millions
Cash flow information
Net cash provided by (used in) operating activities	$302	223
Net cash provided by (used in) investing activities	$(146)	(143)
Net cash provided by (used in) financing activities	$(94)	(124)

The increase in cash provided by operating activities during the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily driven by increased operating income (not factoring in the impairment) and timing differences in working capital accounts.

During the nine months ended September 30, 2025 and 2024, net cash flows used in investing activities were primarily related to capital expenditures, net of grant proceeds of $152 million and $143 million, respectively.

During the nine months ended September 30, 2025, net cash flows used in financing activities were primarily for net debt repayments of $87 million. During the nine months ended September 30, 2024, net cash flows used in financing activities were primarily for distributions to our former parent of $150 million, partially offset by net debt borrowings of $26 million.

The projected uses of our cash and restricted cash are debt repayments, net capital expenditures of approximately $80 million, approximately $20 million for interest payments on outstanding debt, reimbursements to Liberty Media for amounts due under various agreements and to fund potential investment opportunities at GCI Liberty. We expect cash and other available sources of liquidity as discussed above to cover expenses for the foreseeable future.

GCI, LLC is in compliance with all debt maintenance covenants as of September 30, 2025. See note 5 to the accompanying condensed consolidated financial statements for a description of all indebtedness obligations.

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

As of September 30, 2025, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
dollar amounts in millions
$372	6.2%	$600	4.8%

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Refer to note 7 in the accompanying notes to the condensed consolidated financial statements for changes to the legal proceedings described in the Company’s prospectus filed on July 2, 2025 with the Securities and Exchange Commission, as part of the Company’s Registration Statement on Form S-1 (File No. 333-286272) (the “Prospectus”).

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in the Company’s risk factors from those disclosed in the Prospectus, which Risk Factors are incorporated by reference into this Quarterly Report on Form 10-Q.

Each of the following risk factors is hereby replaced in its entirety as set forth below.

If GCI experiences customer losses or a change in demand for our products and services, our Company’s financial performance will be negatively impacted.

GCI is in the business of selling communication services to subscribers, and its economic success is based on its ability to retain current subscribers and attract new subscribers.  If GCI is unable to retain and attract subscribers, its and our Company’s financial performance will be impaired.  GCI’s rates of subscriber acquisition and turnover are affected by a number of competitive factors, including the size of its service areas, network performance and reliability issues, changing technologies, its device and service offerings, creditworthiness of subscribers, subscribers’ perceptions of its services and the costs thereof, and customer care quality.  Managing these factors and subscribers’ expectations is essential in attracting and retaining subscribers.  Although GCI has implemented programs to attract new subscribers and address subscriber turnover, including promotional programs, our Company cannot make assurances that these programs or GCI’s strategies to address subscriber acquisition and turnover will be successful.  A high rate of turnover or subscriber loss, including loss of promotional subscribers or suspended subscribers, or a change in demand for GCI’s products and services, would reduce revenue and increase the total marketing expenditures required to attract the minimum number of subscribers required to sustain GCI’s business plan which, in turn, could have a material adverse effect on GCI and our Company’s business, financial condition, and results of operations.

Any significant impairment of GCI’s indefinite-lived intangible assets would lead to a reduction in its net operating performance and a decrease in its assets, and have a material adverse effect on GCI’s results of operations and financial condition.

GCI had $812 million of indefinite-lived intangible assets as of September 30, 2025, consisting of goodwill of $638 million, cable certificates of $149 million and other intangibles of $25 million. Goodwill represents the excess of cost over fair value of net assets acquired in connection with business acquisitions and the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition.  GCI’s cable certificates represent agreements or authorizations with government entities that allow access to homes in cable service areas, including the future economic benefits of the right to solicit and service potential customers and the right to deploy and market new services to potential customers. GCI’s wireless licenses are from the FCC and give GCI the right to provide wireless service within a certain geographical area.

If GCI makes changes in its business strategy or if market or other conditions adversely affect its operations or the price of its common stock, it may be forced to record an impairment charge, which would lead to a decrease in its assets and a reduction in its net operating performance.  GCI’s indefinite-lived intangible assets are tested annually for impairment during the fourth quarter and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the assets might be impaired.  If the testing performed indicates that impairment has occurred, GCI is required to record an impairment charge for the difference between the carrying value and the fair value of the goodwill and/or the indefinite-lived intangible assets, as appropriate, in the period in which the determination is made.  For example, for the quarter ended September 30, 2025, GCI recorded impairments in the amounts of $401 million for cable certificates and $16 million for other intangibles, and a goodwill impairment in the amount of $108 million.  GCI will continue to monitor the Company’s current business performance and stock price versus current and updated long-

term forecasts, among other relevant considerations, to determine whether it is more likely than not that the fair value of GCI Liberty is less than its carrying value. Future outlook declines in revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that additional carrying value adjustments are required, which could be material, and GCI could be required to record additional impairment charges on goodwill or other indefinite-lived intangible assets assets in the future, which could have a material adverse effect on GCI’s business, results of operations and financial condition.

The testing of goodwill and indefinite-lived intangible assets for impairment requires GCI to make significant estimates about its future performance and cash flows, as well as other assumptions.  These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future operating performance, changes in competition, or changes in technologies.  Any changes to key assumptions, or actual performance compared with those assumptions, about GCI’s business and its future prospects or other assumptions could affect the fair value, resulting in an additional impairment charge.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As part of the Separation, on July 14, 2025, Liberty Broadband and its subsidiaries completed an internal reorganization in order for Liberty Broadband to transfer 100% of the outstanding equity interests in GCI, LLC and its subsidiaries to the Company in exchange for Company stock, including 10,000 shares of its non-voting preferred stock, par value $0.01 per share, and the assumption by the Company of certain liabilities related to the GCI Business. As part of the Separation, the Company also effected a reclassification of its existing common stock into a sufficient number of shares of Series A GCI Group common stock, Series B GCI Group common stock and Series C GCI Group common stock to complete the divestiture of the Company pursuant to the Distribution.  The issuance and sale of the securities was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering.

Item 5. Other Information

On each of September 12, 2019 and September 14, 2021 (as amended on March 29, 2023), John C. Malone, Chairman of the board of directors of the Company, entered into “zero-cost collar” arrangements (the “Existing Collar Transactions”) pursuant to which Mr. Malone wrote European call options and purchased European put options referencing shares of Liberty Broadband’s Series C common stock. In connection with the Separation, on July 15, 2025, Bank of America, N.A., the dealer counterparty to the Existing Collar Transactions, adjusted such transactions pursuant to their terms to cause Mr. Malone to be automatically deemed to have entered into the same “zero-cost collar” arrangements (the “Adjusted Collar Transactions”) with respect to 200,000 shares of GCI Liberty’s Series C GCI Group common stock, and 80,000 shares of GCI Liberty’s Series C GCI Group common stock, respectively. The Adjusted Collar Transactions constitute a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, and are not intended to satisfy the affirmative defense of Rule 10b5-1(c). For each Adjusted Collar Transaction, only one of the options can be in the money on the expiration date, at which time the in-the-money options will be exercised, and the other options will expire. If neither the put options nor the call options are in the money on the expiration date, both the put and call options will expire. The Adjusted Collar Transactions will be settled in cash unless Mr. Malone elects physical settlement. The Adjusted Collar Transactions with respect to the 200,000 shares of GCI Liberty’s Series C GCI Group common stock have expiration dates ranging from August 18, 2026 to September 8, 2026, and the Adjusted Collar Transactions with respect to the 80,000 shares of GCI Liberty’s Series C GCI Group common stock have expiration dates ranging from August 21, 2028 through August 25, 2028.

Item 6. Exhibits

(a)Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
10.1+

Employment Agreement, effective July 15, 2025, between GCI Liberty, Inc. and Ronald A. Duncan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2025 (File No. 001-42742))

10.2+

Aircraft Agreement, effective January 1, 2025, between GCI Communication Corp. and Ronald A. Duncan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 25, 2025 (File No. 001-42742))

10.3+	Performance-Based Restricted Stock Units Agreement, dated as of August 21, 2025, by and between GCI Liberty, Inc. and Ronald A. Duncan*
10.4+	Nonqualified Stock Option Agreement, dated as of August 21, 2025, by and between GCI Liberty, Inc. and Ronald A. Duncan*
10.5+	Form of Nonqualified Stock Option Agreement under the GCI Liberty, Inc. 2025 Omnibus Incentive Plan, as amended from time to time, for certain Nonemployee Directors*

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification**
99.1	Reconciliation of GCI, LLC and its Subsidiaries Net Assets and Net Earnings (Loss) to GCI, LLC, Excluding the Liberty Subsidiaries **

101.INS	XBRL Instance Document * – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*
+	Indicates a management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCI LIBERTY, INC.

Date: November 5, 2025	By:	/s/ Ronald A. Duncan
Ronald A. Duncan
President, Chief Executive Officer

Date: November 5, 2025	By:	/s/ Brian J. Wendling
Brian J. Wendling
Chief Accounting Officer and Principal Financial Officer

II-4