Form 10-K
period 2025-12-31
GCI Liberty, Inc.
filed 2026-02-11
CIK 2057463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-42742

(Commission File Number)

GCI Liberty, Inc.

(Exact name of registrant as specified in its charter)

Nevada (Jurisdiction of Incorporation)	36-5128842 (I.R.S. Employer Identification No.)	(720) 875-5900 (Registrant’s telephone number)
12300 Liberty Blvd. Englewood, Colorado 80112 (Address and postal code of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Series A GCI Group common stock	GLIBA	The Nasdaq Stock Market LLC
Series C GCI Group common stock	GLIBK	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of GCI Liberty, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2025, was zero. As of June 30, 2025, GCI Liberty, Inc. was a wholly owned subsidiary of Liberty Broadband Corporation.

The number of outstanding shares of GCI Liberty, Inc.’s common stock as of January 31, 2026 was:

	Series A	Series B	Series C
GCI Liberty, Inc. GCI Group common stock	3,650,938	400,806	35,756,905

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed in connection with its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

GCI LIBERTY, INC.

2025 ANNUAL REPORT ON FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995,  including statements regarding business, product and marketing strategies; new service and product offerings; revenue growth; future expenses; anticipated changes to regulations; the Universal Service Fund (“USF”) programs, including the Rural Health Care (“RHC”) Program; the impacts of economic trends; indebtedness and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. In particular, statements under Item 1. "Business," Item 1A. "Risk Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	competition faced by us that may reduce our market share and financial performance;
●	customer demand for our products and services and our ability to adapt to changes in demand;
●	adverse economic conditions in the United States (“U.S.”) and inflationary pressures on input costs and labor;
●	changes in, or failure or inability to comply with, government regulations and legislation, including, without limitation, regulations of the Federal Communications Commission (the “FCC”), and adverse outcomes from regulatory proceedings and court cases;
●	our ability to obtain or maintain roaming services needed from other carriers;
●	our ability to stay abreast of new technology, including the use of artificial intelligence (“AI”), and the resulting risks and challenges associate with the use of new technology;
●	our ability to obtain necessary communications equipment from third-party vendors to meet customer needs;
●	natural or man-made disasters or terrorist attacks;
●	failure to protect the security of personal information about our customers, subjecting us to potentially costly government enforcement actions or private litigation and reputational damage;
●	our ability to obtain additional financing, or refinance or renew our existing indebtedness on acceptable terms;
●	the impact of our significant indebtedness;
●	our ability to generate cash to service our debt and to meet other obligations;
●	our overlapping directors and officers with Liberty Broadband Corporation (“Liberty Broadband”) and Liberty Media Corporation (“Liberty Media”), and our overlapping officers with Liberty Live Holdings, Inc. (“Liberty Live Holdings”);
●	the impact of events involving the assets and business market value of the GCI Group common stock;

●	the unfavorable outcome of pending or future legal proceedings; and
●	the additional costs we will incur or have incurred as a result of our Separation (as defined below).

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. When considering such forward-looking statements, you should keep in mind the factors described in Item 1A, “Risk Factors” and other cautionary statements contained in this Annual Report. Such risk factors and statements describe circumstances which could cause actual results to differ materially from those contained in any forward-looking statement.

PART I

Item 1. Business.

General Description of Business

GCI Liberty, Inc. (“GCI Liberty,” the “Company,” “we,” “us” or “our”) consists of 100% of the outstanding equity interests in GCI, LLC, GCI Holdings, LLC (“GCI Holdings” or “GCI”) and their subsidiaries (collectively, the “GCI Business”), and was formerly owned by Liberty Broadband, prior to the Separation (defined below).

GCI Liberty was formed in Nevada in December 2024 for the purpose of ultimately holding the GCI Business. On July 14, 2025, Liberty Broadband and its subsidiaries completed an internal reorganization in order for Liberty Broadband to transfer the GCI Business to GCI Liberty in exchange for GCI Liberty stock, including 10,000 shares of GCI Liberty non-voting preferred stock, and the assumption of liabilities related to the GCI Business by GCI Liberty. The internal reorganization resulted in GCI Liberty owning, directly or indirectly, GCI, LLC and the operations comprising, and the entities that conduct, the GCI Business.  Following the internal reorganization, Liberty Broadband sold all of the non-voting preferred stock (the “Preferred Stock Sale”) to third parties. The non-voting preferred stock is issued by GCI Liberty and has a 12% dividend rate and a $1,000 per share liquidation price plus accrued and unpaid dividends. The mandatory redemption date is July 14, 2032.  Following the Preferred Stock Sale, GCI Liberty effected a reclassification of GCI Liberty’s existing common stock into a sufficient number of shares of Series A GCI Group common stock (“GLIBA”), Series B GCI Group common stock (“GLIBB”) and Series C GCI Group common stock (“GLIBK”) to complete the divestiture of GCI Liberty pursuant to the distribution (the “Distribution”) by Liberty Broadband to the holders of record of Liberty Broadband common stock, as of the record date for the Distribution, of all the shares of GCI Group common stock held by Liberty Broadband immediately prior to the Distribution.  The internal reorganization, the Preferred Stock Sale, the reclassification and the Distribution are collectively referred to as the “Separation.”

In connection with the Separation, the Company entered into certain agreements, including a separation and distribution agreement, a tax sharing agreement (the “Tax Sharing Agreement”) and a tax receivables agreement (the “Tax Receivables Agreement”), pursuant to which, among other things, GCI Liberty and Liberty Broadband will indemnify each other against certain losses that may arise. The Tax Sharing Agreement governs the allocation of taxes, tax benefits, tax items and tax-related losses between Liberty Broadband and GCI Liberty, and the Tax Receivables Agreement governs the respective rights and obligations of Liberty Broadband and GCI Liberty with respect to certain tax matters. In addition, the Company entered into certain agreements, including a services agreement (the “Services Agreement”), a facilities sharing agreement and an aircraft time sharing agreement, with Liberty Media and/or its subsidiaries. Pursuant to the Services Agreement, Liberty Media provides GCI Liberty with public company support services, including legal, tax, accounting, treasury, information technology, cybersecurity, internal auditing and investor relations services. GCI Liberty reimburses Liberty Media for all out-of-pocket expenses incurred by Liberty Media in providing the services and pays a services fee that is subject to review and evaluation for reasonableness on a quarterly basis. The fees payable to Liberty Media for the first year of the Services Agreement are not expected to exceed approximately $5 million. In addition, the Company expects to incur corporate overhead expenses, which are primarily related to being a standalone public company of approximately $5 million annually. For the year ended December 31, 2025, approximately $4 million was reimbursable to Liberty Media under these various agreements.

On November 25, 2025, GCI Liberty distributed subscription rights (the “Series C GCI Group Rights”) to purchase shares of GLIBK to holders of GLIBA, GLIBB, and GLIBK in connection with a rights offering (the “rights offering”) that commenced on November 26, 2025. GCI Liberty distributed 0.3838 of a Series C GCI Group Right for each share of GLIBA, GLIBB, or GLIBK held as of 5:00 p.m., New York City time, on November 24, 2025. Fractional Series C GCI Group Rights were rounded up to the nearest whole right. Each whole Series C GCI Group Right entitled the holder to purchase, pursuant to the basic subscription privilege, one share of GLIBK at a subscription price of $27.20, which was equal to an approximate 20% discount to the volume weighted average trading price of GLIBK for the ten-day trading period ending on and including November 21, 2025. Each Series C GCI Group Right also entitled the holder to subscribe for additional shares of GLIBK that were unsubscribed for in the rights offering pursuant to an oversubscription privilege. The rights offering expired in accordance with its terms at 5:00 p.m., New York City time, on December 17, 2025, and was fully subscribed with 11,059,127 shares of GLIBK issued to those rightsholders exercising basic and, if applicable, oversubscription privileges. The approximate $300 million in proceeds from the rights offering will be used for general corporate purposes, which may include working capital, capital expenditures and repayment or refinancing of outstanding indebtedness. GCI Liberty may also use a portion of the net proceeds from the rights offering for potential strategic acquisitions, investments or partnerships.

Description of Business

Consolidated Subsidiaries:

GCI Holdings

GCI Holdings

GCI Holdings, a wholly owned subsidiary of the Company, provides a full range of data, wireless, voice, and managed services to residential customers, businesses, governmental entities, and educational and medical institutions primarily in Alaska under the GCI brand. Due to the unique nature of the markets it serves, including harsh winter weather and remote geographies, its customers rely extensively on its systems to meet their communication needs.

As of December 31, 2025, after receiving regulatory approval, GCI Holdings has fully exited the video business and discontinued service for all video customers.

Since its founding in 1979 as a competitive long distance provider, GCI Holdings has consistently expanded its product portfolio and facilities to become the leading integrated communication services provider in markets it serves. Its facilities include redundant and geographically diverse digital undersea fiber optic cable systems linking its Alaska terrestrial networks to the networks of other carriers in the lower 48 contiguous states and a statewide wireless network.

Throughout its history, GCI Holdings has successfully added and expects to continue to add new products to its product portfolio. GCI Holdings has a demonstrated history of new product evaluation, development and deployment for its customers, and it continues to assess revenue-enhancing opportunities that create value for its customers. Where feasible and where economic analysis supports geographic expansion of its network coverage, it is currently pursuing or expects to pursue opportunities to increase the scale of its facilities, enhance its ability to serve existing customers’ needs and attract new customers. Additionally, due to the unique market conditions in Alaska, GCI Holdings, and in some cases its customers, participate in several federally (and to a lesser extent locally) subsidized programs designed to financially support the implementation and purchase of telecommunications services in high-cost areas. With these programs, GCI Holdings has been able to expand its network into previously undeveloped areas of Alaska and offer comprehensive communications services in many rural parts of the state where it would not otherwise be able to construct facilities within appropriate return-on-investment requirements. As part of GCI Holdings’ expansion initiatives, it actively pursues government grants designed to help fund rural expansion. In current and prior years, GCI Holdings has been awarded, as either the recipient or subrecipient, federal government grants to construct broadband infrastructure to unserved and underserved communities in rural Alaska. During the years ended December 31, 2025 and 2024, the Company was awarded a total of zero and $30 million, respectively, in federal grants. In the year ended December 31, 2025, GCI Holdings received 6% of the approximately $8.5 billion USF program to support a portion of the cost for services provided to approximately 180 rural health care providers, 235 schools and 139,000 rural wireless residents.

GCI Holdings’ revenue was comprised of the following:

	Years ended December 31,
	2025	2024

Data services	71%	70%
Wireless services	24%	23%
Other services	5%	7%

GCI Holdings sells new and enhanced services and products to its existing customer base to achieve increased revenue and penetration of its services. Through close coordination of its customer service and sales and marketing efforts, its customer service representatives suggest to its customers other services they can purchase or enhanced versions of services they already purchase. Many calls into the customer service centers or visits into one of the retail stores result in sales of additional services and products.

GCI Holdings has empowered its customer service representatives to handle most service issues and questions on a single call. GCI Holdings prioritizes its customer services to expedite handling of its most valuable customers’ issues, particularly for its largest commercial customers. GCI Holdings believes its integrated approach to customer service, including service set-up, programming various network databases with the customer’s information, installation, and ongoing service, allows it to provide a customer experience that fosters customer loyalty.

GCI Holdings continues to expand and evolve its integrated network for the delivery of its services. For its existing network, GCI Holdings’ bundled strategy and integrated approach to serving customers creates efficiencies of scale and maximizes network utilization. By offering multiple services, GCI Holdings is better able to leverage its network assets and increase returns on its invested capital. GCI Holdings periodically evaluates its network assets and continually monitors technological developments that it can potentially deploy to increase network efficiency and performance.

GCI Holdings holds a number of federally registered service marks used by its business. It owns two utility patents issued in 2017 pertaining to device diagnostics and network connectivity. The Communications Act of 1934, as amended (the "Communications Act") gives the FCC the authority to license and regulate the use of the electromagnetic spectrum for radio communications. GCI Holdings holds licenses for its satellite and microwave transmission facilities for provision of long-distance services, and for its submarine cable landings. GCI Holdings holds various licenses for wireless spectrum. These licenses may be revoked and license renewal applications may be denied for cause. However, GCI Holdings expects these licenses to be renewed in due course when, at the end of the license period, a renewal application will be filed.

GCI Holdings has licenses for earth stations that are generally licensed for fifteen years. The FCC also issues a single blanket license for a large number of earth stations operating in specific frequency bands. Its operations may require additional licenses in the future.

Network Services Facilities. GCI Holdings operates an advanced, diverse communications network providing data, mobile, voice, and managed services to consumer, business, government, and carrier customers throughout Alaska.

GCI Holdings serves urban and rural Alaska by utilizing a combination of fiber, microwave, and satellite technologies. GCI Holdings has expanded its fiber network to the Aleutian Chain and the Bethel area and has launched urban-level service in the regions. GCI Holdings’ extensive use of microwave and satellite technologies also enables it to deliver connectivity to some of Alaska’s most remote communities.

GCI Holdings owns and operates a statewide wireless network providing voice and data services to Alaskans. Its statewide wireless network primarily provides fifth generation (“5G”) data service and fourth generation (“4G”) Long

Term Evolution voice and data service. It continues to expand and upgrade these services to provide a modern network for Alaska.

GCI Holdings’ dedicated internet access and suite of managed services, including voice, WiFi, firewall, detection and response operate on the highest-capacity backbone in Alaska, with numerous peering partners on the west coast. The availability and quality of service, as well as statistical information on traffic loading, are continuously monitored for quality assurance. The management platform has the capability to remotely access network elements and service end-points, permitting changes in configuration without the need to physically be at the service end-point. This management platform allows GCI Holdings to offer network monitoring and management services to businesses and governmental entities.

Regulatory Matters

The following summary addresses the key regulatory and legislative developments affecting the cable industry and GCI Holdings’ services for both residential and commercial customers and the Enforcement Bureau of the FCC (the “Bureau”) and related inquiries that may have a material adverse impact on GCI’s business, financial position, results of operations or liquidity. Cable systems and communications networks and services more generally are extensively regulated by the federal government (primarily the FCC), certain state governments and many local governments. A failure to comply with these regulations could subject GCI Holdings to substantial penalties. The following summary of regulatory issues does not purport to describe all existing and proposed federal, state, and local laws and regulations, or judicial and regulatory proceedings that affect GCI’s business. GCI’s business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have frequently revisited the subject of communications regulation and they are likely to do so again in the future. GCI Holdings could be materially disadvantaged in the future if it is subject to new laws, regulations or regulatory actions that do not equally impact key competitors. In addition, new Supreme Court decisions in 2026 may increase the likelihood that federal courts could vacate, or uphold, federal agency rules that would have been favorable or unfavorable to GCI Holdings’ business. Furthermore, as discussed under “Risk Factors,” any future cases or appeals considering whether the federal system of universal service subsidies is constitutional could affect GCI Holdings’ revenue, as well as the contributions it pays to support federal universal service mechanisms. There is no assurance that the already extensive regulation of GCI Holdings’ business will not be expanded in the future.

Data Services and Products

General. There is no one entity or organization that governs the global operation of the Internet. Each facilities-based network provider that is interconnected with the global Internet controls operational aspects of its own network. Certain functions, such as Internet Protocol (“IP”) addressing, domain name routing, and the definition of the Transmission Control Protocol/IP, are coordinated by an array of quasi-governmental, intergovernmental, and non-governmental bodies. The legal authority of these bodies is not precisely defined.

The vast majority of users connect to the Internet over facilities of existing communications providers. Those communications providers are subject to varying levels of regulation at both the federal and state level. Thus, non-Internet-specific regulatory decisions exercise a significant influence over the economics of the Internet market.

Many aspects of the coordination and regulation of Internet activities and the underlying networks over which those activities are conducted are evolving. Internet-specific and non-Internet-specific changes in the regulatory environment, including changes that affect communications costs or increase competition from Incumbent Local Exchange Carriers (“ILECs”) or other communications services providers, could adversely affect the costs and the prices for Internet-based services.

The FCC originally classified broadband Internet access services, such as those GCI Holdings offers, as an “information service,” which exempted the service from traditional communications common carrier laws and regulations. In 2015, the FCC reclassified broadband Internet access services as “telecommunications service” and, on that basis, imposed a number of “net neutrality” rules governing the provision of broadband service. In an order released in 2018, the FCC eliminated the 2015 rules, other than a transparency requirement that obligates GCI Holdings to disclose performance statistics and other service information to consumers. In 2024, the FCC once again reclassified broadband Internet access services as telecommunications services. The industry challenged the FCC’s order in court, and on January 2, 2025, the Court of Appeals for the Sixth Circuit issued a decision invalidating the reclassification and the rules contained in the FCC’s order. It is nonetheless possible that the new administration, Congress or state legislatures could adopt different requirements applicable to broadband Internet access services. The application of new legal requirements to GCI Holdings’ Internet services could adversely affect its business.

In 2024, GCI Holdings became subject to new requirements to post standardized labels disclosing its network management policies and performance of its broadband Internet access services, similar to the format of food nutrition labels, for each of its currently available consumer Internet offerings. The rules require disclosure of information regarding broadband prices, introductory rates, data allowances, and broadband speeds. The FCC is considering removing some of the details of these requirements.

The 2018 FCC order reclassifying broadband Internet access services also ruled that state regulators may not impose obligations similar to federal network neutrality obligations that the FCC eliminated, but this blanket prohibition was vacated by a federal court of appeals in 2019. The court left open the possibility that individual state laws could be deemed preempted on a case-by-case basis if it is shown that they conflict with federal law. Several states have adopted rules similar to the network neutrality requirements that were eliminated by the FCC, and, for example the California rules were upheld in federal court. GCI Holdings cannot predict what other legislation and regulations may be adopted by states or how challenges to such requirements will be resolved.

In October 2024, the Federal Trade Commission (“FTC”) adopted rules that would make it easier and faster for consumers to terminate subscription services, including all GCI Holdings’ services. These rules were challenged in the U.S. Court of Appeals for the Eighth Circuit, which vacated the rules on July 8, 2025.

In November 2023, the FCC adopted new rules governing digital discrimination, pursuant to the Infrastructure Investment and Jobs Act of 2021 (the “IIJA”), to prevent discrimination of access to broadband Internet services. Most of these rules have become effective, but they are subject to an ongoing legal challenge in the U.S. Court of Appeals for the Eighth Circuit and could be modified or rescinded by the FCC in the new administration. GCI Holdings cannot predict the outcome of legal challenges or whether the nature of practices that could be subject to enforcement under these rules could adversely affect its business.

The FCC has adopted rules for service providers to report broadband availability, pursuant to the Broadband Data Act. Providers are required to report their service areas twice each year. The service areas reported are subject to challenge and FCC verification requests. A broadband provider that provides inaccurate maps or fails to respond properly to challenges may be subject to enforcement action by the FCC. The FCC can also fine a provider for filing incorrect maps.

Other Federal Activities. Congress and certain federal agencies are considering ways to streamline federal permitting obligations and are in the process of providing significant additional financial support for broadband services in areas that are difficult to serve. These activities are continually monitored and it cannot be predicted at this time whether those efforts will make a material difference to the ability to deploy broadband infrastructure.

Universal Service and Other Infrastructure Subsidies. In recent years, federal, state and local governments have offered billions of dollars in subsidies to companies deploying broadband to areas deemed to be “unserved” or “underserved,” using funds from the FCC’s Rural Digital Opportunity Fund auction in 2020, the Coronavirus Aid, Relief and Economic Security Act (2020), the American Rescue Plan Act of 2021, the Broadband Equity, Access, and Deployment (“BEAD”) Program, and the IIJA. GCI Holdings supports such subsidies, provided they are not directed to areas that are already served, and has sought and expects to continue to seek subsidies for its own broadband construction in unserved and underserved areas through programs including, if regulatory requirements are reasonable, the BEAD program and IIJA.

Legal Challenges to the Constitutionality of the FCC Universal Service Support Programs. There have been a number of legal challenges to the constitutionality of the USF. The U.S. Courts of Appeals for the Sixth and Eleventh Circuits rejected such challenges in 2023, as did a panel of three judges in the Fifth Circuit. However, on July 24, 2024, the U.S. Court of Appeals for the Fifth Circuit sitting en banc ruled that the USF program was unconstitutional as currently administered, and remanded the case to the FCC. In its decision, the en banc Fifth Circuit concluded that the public delegation of legislative authority to the FCC, combined with the private delegation of authority from the FCC to the Universal Service Administrative Company (“USAC”) resulted in an impermissible and unconstitutional delegation of Congress’ Article I authority. The Supreme Court reversed the Fifth Circuit’s decision and remanded the case on June 27, 2025. There is continuing litigation, as petitioners have filed a new Petition for Review in the Fifth Circuit, on October 1, 2025, to challenge two statutory provisions that the Supreme Court did not have occasion to address, and pursuant to which GCI or its customers receive universal service support as well as to challenge the legality of the USAC, which administers that program for the FCC. It is possible that additional cases and appeals will continue to be filed in relation to the matter. A future judicial decision determining that a portion of the legislation establishing the USF program is unconstitutional could disrupt GCI’s USF support unless and until any identified legal defects with the program structure or administration are remedied. Such a ruling could result in a material decrease in revenue and accounts receivable, which would have an adverse effect on GCI’s business and an adverse effect on the Company’s financial position, results of operations or liquidity.

With a material reduction in USF support, telecommunications providers, including GCI, may need to consider various actions including, but not limited to, terminating certain high-cost or low profit services, discontinuing rural networks or a reduction in workforce, which could have a negative impact on GCI’s business.

Pause in Federal Financial Assistance. On January 27, 2025, the Office of Management and Budget (“OMB”) issued a memorandum directing a pause in federal financial assistance pending review for consistency with presidential executive actions. On January 28, 2025, OMB clarified that this only applied to programs affected by certain specified executive actions, which do not appear to include FCC universal service support programs. OMB subsequently withdrew the memorandum, which had also been subject to preliminary injunction by two federal district courts. However, if this or another pause were to extend to federal universal service support programs, or to other infrastructure grants that GCI Holdings receives, and such a pause were to become extended, it could have a material adverse effect on GCI Holdings’ business and the Company’s financial position, results of operations or liquidity.

RHC Program. The USF RHC Program provides funding to eligible healthcare providers for telecommunications and broadband services. The RHC Telecommunications Program subsidizes the rates for telecommunications services provided to rural health care providers based on the difference between the urban and rural rates for such services. The Healthcare Connect Fund Program provides support for high-capacity broadband connectivity to eligible health care providers.

The rates that GCI and other carriers can charge for service provided under the RHC Telecommunications Program are highly regulated by the FCC. FCC rules provide that a telecommunications carrier can only charge a rural rate that is the average of rates actually being charged to commercial customers, other than health care providers, for identical or similar services in the rural area where the health care provider is located. If that is not available, the rural rate must be the average of tariffed or other publicly available rates charged in that area over the same distance by other carriers. If there is no rate available using rates actually being charged by GCI or other carriers, then, through the end of Funding Year 2026, which ends in June 2027, GCI may use a previously approved rural rate. If none of the preceding options are available, then the rate must be determined by a cost study submitted to the FCC or, for jurisdictionally intrastate services, to the state public utility commission. The RHC Telecommunications Program funds the difference between the rural rate and the urban rate, which is the amount that GCI must collect from the health care provider. The FCC has an ongoing rulemaking proceeding addressing the RHC Program rules, how subsidies are determined and related processes. GCI cannot predict which changes the FCC will adopt, and whether those changes will benefit or adversely affect GCI. The ongoing uncertainty in program funding, as well as the uncertainty associated with the rate review, could have an adverse effect on its business, financial position, results of operations or liquidity.

The RHC Program has a funding cap for each individual funding year that is annually adjusted for inflation, which the FCC can increase by carrying forward unused funds from prior funding years. In recent years, including the current year, this funding cap has not limited the amount of funding received by participants; however, management continues to monitor the funding cap and its potential impact on funding in future years.

In 2022, GCI Holdings became aware of possible RHC Program compliance issues relating to potential conflicts of interest identified in the historical competitive bidding process with respect to certain of its contracts with its RHC customers. GCI Holdings notified the Bureau of the potential compliance issues; however, the Company is unable to assess the ultimate outcome of the potential compliance issues and is unable to reasonably estimate any range of loss or possible loss.

In June 2024, GCI Holdings became aware that one of its submarine cable landing licenses had expired on February 1, 2024. On June 26, 2024, GCI Holdings filed a request for Special Temporary Authority to continue to operate the station, which was granted on September 11, 2024. On September 25, 2024, GCI Holdings received a letter of inquiry from the Bureau stating that it was investigating potential violations of the Cable Landing License Act and promulgating questions. GCI Holdings responded to that inquiry on October 25, 2024. The Bureau transmitted a set of supplemental questions to which GCI Holdings responded on December 23, 2024. On August 8, 2025, GCI entered into a $10,000 settlement and a three-year consent decree, fully resolving this matter.

Schools and Libraries Program. In 2014, the FCC adopted orders modernizing the USF Schools and Libraries Program (“E-Rate”), which aids schools and libraries in obtaining affordable broadband. These orders, among other things, increased the annual E-Rate cap by approximately $1.5 billion, designated funds for internal connections within schools and libraries, and eliminated funding for certain legacy services, such as voice, to increase the availability of 21st century connectivity to support digital learning in schools nationwide. The FCC has also continued to expand the range of services supported, including dark fiber construction and certain WiFi hotspots, and initiating a pilot for E-Rate support of school and library cybersecurity. These orders did not have a material effect on the overall E-Rate support available to GCI Holdings’ schools and libraries customers, and therefore did not materially affect its revenue from such customers. See “Risk Factors” above for additional risks related to GCI Holdings’ participation in this USF program.

Universal Service for Fixed Voice and Broadband for Rural and High-Cost Areas. The USF provides support to Eligible Telecommunications Carriers (“ETCs”) related to their provision of facilities-based wireline telephone service in high-cost areas. Under the Alaska High Cost Order issued by the FCC in 2016, GCI Holdings receives this support for its incumbent local exchange carrier operations, which are ETCs under FCC regulations and Regulatory Commission of Alaska (“RCA”) orders. This support is frozen at the 2011 levels for High Cost Loop Support and Interstate Common Line Support, with certain adjustments. The support has a ten-year term, from January 1, 2017 to December 31, 2026.

Beginning in January 2025, the support amount increased by 30%. Without ETC status, GCI Holdings would not qualify for USF support in these areas, and its net cost of providing local telephone services in these areas would be materially adversely affected. Pursuant to the Alaska High Cost Order, GCI Holdings must meet certain performance requirements with respect to the offering of broadband services in its incumbent local exchange carrier areas. The FCC directed the Wireline Competition Bureau to reassess those performance commitments before December 31, 2021, and the Wireline Competition Bureau approved revised performance commitments on December 23, 2021. If GCI Holdings fails to meet these performance requirements, it will be subject to repayment of a portion of the high-cost support received, as specified in the Alaska High Cost Order, plus potentially an additional penalty.

In 2024, the FCC adopted the Alaska Connect Fund Order, which is the successor to the 2016 Alaska High Cost Order. The Alaska Connect Fund Order for wireline providers maintains their existing funding and performance requirements through 2028. Support levels and obligations starting in 2029 have not yet been set by the FCC and could impact GCI Holdings’ ability to continue providing local telephone service in the areas where it relies on high-cost support.

Universal Service Support for Mobile. Under FCC regulations and RCA orders, GCI Holdings is an authorized ETC for purposes of providing wireless telephone service in many rural areas throughout Alaska. Without ETC status, GCI Holdings would not qualify for USF support in these areas or other rural areas where it proposes to offer facilities-based wireless telephone services, and its net cost of providing wireless telephone services in these areas would be materially adversely affected.

Per the Alaska High Cost Order, as of January 1, 2017, Remote (as defined by the Alaska High Cost Order) high-cost support payments to Alaska High Cost participants are frozen on a per-company basis at adjusted December 2014 levels for a ten-year term in exchange for meeting individualized performance obligations to offer voice and broadband services meeting the service obligations at specified minimum speeds by five-year and ten-year service milestones to a specified number of locations. Support amounts increased 30% starting January 2025. Remote high-cost support is no longer dependent upon line counts and line count filings are no longer required. Under the terms of the Alaska High Cost Order, the FCC was to initiate a process in 2021 to eliminate duplicate support in areas that were served by more than one subsidized mobile wireless carrier as of December 31, 2020. As part of the Alaska High Cost Order, the FCC issued a Notice of Proposed Rulemaking seeking comment on how to implement that process. The process to eliminate duplicate support in areas has been delayed, and may affect the amount of support GCI Holdings receives to provide wireless services starting in 2030.

In November 2024, the FCC adopted the Alaska Connect Fund Order to succeed the Alaska High Cost Order. The Alaska Connect Fund Order may result in GCI Holdings receiving less support for its wireless operations in rural Alaska and could have a material effect on its ability to continue providing service. The FCC has set milestones for some decisions, such as how to assure that only one provider receives support for a single area and how to calculate any amounts that would be removed as associated with intangible areas, or subject to potential competitive selection in areas with more than one supported mobile provider. The outcome of the FCC decisions and related proceedings could materially impact GCI Holdings’ ability to continue providing or upgrading wireless services in rural Alaska.

Wireline Voice Services and Products

General. The FCC has never classified the Voice over Internet Protocol (“VoIP”) wireline telephone services that GCI Holdings offers as “telecommunications services” that are subject to traditional federal common carrier regulation, but instead has imposed some of these regulatory requirements on a case-by-case basis, such as requirements relating to 911 emergency services (“E911”), Communications Assistance for Law Enforcement Act (“CALEA”) (the statute governing law enforcement access to and surveillance of communications), USF contributions, customer privacy and Customer Proprietary Network Information protections, number portability, network and/or 911 outage reporting, rural call completion, disability access, regulatory fees, back-up power, robocall mitigation and discontinuance of service. Nonetheless, GCI Holdings operates as a common carrier with respect to these services. It is possible that the FCC or Congress will impose additional federal requirements on VoIP telephone services in the future.

GCI Holdings’ carrier operations are subject to certain state and local regulatory fees such as E911 fees and contributions to state universal service funds.

As an interexchange carrier, GCI Holdings is subject to regulation by the FCC and the RCA as a non-dominant provider of interstate, international, and intrastate long-distance services. As a state-certificated competitive local exchange carrier, GCI Holdings is subject to regulation by the FCC and the RCA as a non-dominant provider of local communications services. However, as of November 2019, the Alaska Legislature eliminated the RCA’s regulation of rates but retained its certificate authority for intrastate long-distance and local communications services. Military franchise requirements also affect GCI Holdings’ ability to provide communications services to military bases.

Rural Exemption and Interconnection. A Rural Telephone Company is exempt from compliance with certain material interconnection requirements under Section 251(c) of the Communications Act, including the obligation to negotiate Section 251(b) and (c) interconnection requirements in good faith, unless and until a state regulatory commission lifts such “rural exemption” or otherwise finds it does not apply. All ILECs in Alaska are Rural Telephone Companies except Alaska Communications Systems Group, Inc. in its Anchorage study area. GCI Holdings participated in numerous proceedings regarding the rural exemptions of various ILECs in order to achieve the necessary interconnection agreements with the remaining ILECs. In other cases, the interconnection agreements were reached by negotiation without regard to the implications of the ILEC’s rural exemption.

GCI Holdings has negotiated and will continue to negotiate interconnection agreements as necessary.

GCI Holdings has entered all of the major Alaskan markets with local access services.

See “—Competition—Voice Competition” for more information.

Access Charges and Other Regulated Fees. The FCC regulates the fees that local telephone companies charge long-distance companies for access to their local networks. In 2011, the FCC released rules to restructure and reduce over time terminating interstate access charges, along with a proposal to adopt similar reforms applicable to originating interstate access charges. The details of implementation in general and between different classes of technology continue to be addressed by the FCC and could affect the economics of some aspects of GCI Holdings’ business. GCI Holdings cannot predict at this time the impact of this implementation or future implementation of adopted reforms, but GCI Holdings does not expect it to have a material adverse impact on its operations.

Local facilities and services obtained from other providers. Although GCI Holdings primarily provides communications services over its own facilities, the ability to obtain access to other providers’ networks is an important element of its local access services business. Changes in applicable regulations and the wholesale offerings of suppliers could affect GCI Holdings’ ability to provide service.

Pole Attachments. The Communications Act requires investor-owned utilities to provide cable systems and providers of telecommunications service with access to poles and conduits upon reasonable, non-discriminatory terms and at rates that are subject to either federal or state regulation. Federal regulations, which apply in twenty-seven states, establish cost-based rental rates applicable to pole attachments used for cable or telecommunications services, including when offered together with Internet service, and at times establish mandatory timelines for processing pole access requests and limitations on make-ready costs that pole owners may charge for accommodating attachments. The FCC’s approach does not directly affect the rate in the twenty-three states that self-regulate, but many of those states have substantially the same rate for all communications attachments. The federal pole attachment law does not extend to poles owned by electric cooperatives or municipal electric companies, but states are free to regulate these entities, and many do. There can be challenges getting access to poles in rural areas where upfront construction and make ready costs can be higher and where pole owners may be slow to grant permit requests, especially when the FCC pole attachment rules do not apply or when FCC mandatory timelines do not apply, as is the case in most rural builds.

For the state of Alaska, in which GCI Holdings’ subsidiaries operate, the RCA does not use the federal formula and instead has adopted its own formula that has been in place since 1987. This formula could be subject to further revisions upon petition to the RCA. In addition, in 2011, the FCC adopted an order to rationalize different pole attachment rates among types of services, and in 2015, took further steps to bring telecommunications and cable pole attachment rates into parity. Though the general purpose of the rule changes was to ensure pole attachment rates as low and as uniform as possible, GCI Holdings does not expect the rules to have an impact on the terms under which it accesses poles. GCI Holdings cannot predict the likelihood of the RCA changing its formula, adopting the federal formula, or relinquishing its oversight of pole attachments to the FCC, any of which could increase the cost of its operations.

Spectrum

The FCC regulates spectrum usage in ways that could impact GCI Holdings’ operations, including for microwave backhaul, unlicensed WiFi and Citizens Broadband Radio Service. GCI Holdings also operates its own extensive mobile wireless service networks in Alaska. These businesses’ ability to access and use spectrum that may become available in the future is uncertain and may be limited by further FCC auction or allocation decisions. On July 4, 2025, the President signed the One Big Beautiful Bill Act (“OBBBA”), which reinstated the FCC’s auction authority, which in turn could direct spectrum be licensed in a manner beneficial to competitors. The OBBBA mandates the identification and auction of at least 800 Megahertz (“MHz”) of spectrum, including at least 100 MHz of spectrum between 3.98 Gigahertz (“GHz”) and 4.2 GHz, for commercial use to generate federal revenue and expand wireless services. New or additional spectrum obtained by other parties could lead to additional wireless competition to these businesses’ existing and future services.

Wireless Services and Products

General. The FCC regulates the licensing, leasing, construction, interconnection, operation, acquisition, and transfer of wireless network systems in the U.S. pursuant to the Communications Act. GCI Holdings’ wireless licensee subsidiaries are subject to regulation by the FCC and must comply with certain build-out and other license conditions, as well as with the FCC’s specific regulations governing wireless services. The FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of services licensees may offer and how such services may be offered, and the resolution of issues of interference between spectrum bands. The FCC does not currently regulate rates for services offered by commercial mobile radio service providers (the official legal description for wireless service providers).

Commercial mobile radio service wireless systems are subject to Federal Aviation Administration and FCC regulations governing the location, lighting, construction, modification, and registration of antenna structures on which GCI Holdings’ antennas and associated equipment are located and are also subject to regulation under federal environmental laws and the FCC’s environmental regulations, including limits on radio frequency radiation from wireless handsets and antennas.

Emergency 911 and 988. The FCC has imposed rules requiring all mobile carriers, including mobile virtual network operators (“MVNOs”), to provide emergency 911 services, including E911 services that provide the caller’s phone number and approximate location to local public safety dispatch agencies. Providers are required to transmit the geographic coordinates of the customer’s location, for both indoor and outdoor locations, within accuracy parameters revised by the FCC, to be implemented over a phase-in period. The FCC also imposed requirements to allow users to text to 911 if the local public safety dispatch agency requests and is able to receive such texts.

Providers may not demand cost recovery as a condition of providing E911, although they are permitted to negotiate cost recovery if it is not mandated by the state or local governments. On June 1, 2020 and subsequently on May 24, 2021, GCI Holdings timely sought waivers from the FCC concerning the percentage of wireless calls required to meet 911 location accuracy benchmarks pursuant to the FCC’s phase-in period. In December 2021, GCI Holdings met the 2020 benchmark. GCI Holdings has been able to meet FCC requirements for text-to-911 obligations to date. In 2024, the FCC adopted rules requiring carriers to use the geographic coordinates of the customer’s location to route 911 calls to the appropriate emergency call centers; GCI Holdings must implement this location-based routing by May 13, 2026. Also in 2024, the FCC adopted rules intended to facilitate the transition to next-generation 911 services. Carriers are required to interconnect with public safety agencies and call centers in IP-based format upon request from those agencies and provided the agencies meet certain technical requirements.

Additionally, on an ongoing basis, GCI Holdings is subject to FCC-imposed rules requiring timely reporting of outages impacting access to emergency 911 services. Failure to comply with reporting requirements could result in the imposition of fines and other administrative remedies.

The FCC has also imposed rules adopting the three-digit short code 988 for calls and texts placed to the 988 Suicide and Crisis Lifeline. All calls and texts to 988 are transmitted to the national Suicide and Crisis Lifeline call center; by December 14, 2026, GCI Holdings will also be required to include georouting location information with these calls.

State and Local Regulation. While the Communications Act generally preempts state and local governments from regulating the entry of, and the rates charged by, wireless carriers, it also permits a state to petition the FCC to allow it to impose commercial mobile radio service rate regulation when market conditions fail to adequately protect customers and such service is a replacement for a substantial portion of the telephone wireline exchange service within a state. The State of Alaska currently has no such petition on file.

In addition, the Communications Act does not expressly preempt the states from regulating the “terms and conditions” of wireless service. Several states have invoked this “terms and conditions” authority to impose or propose various consumer protection regulations on the wireless industry. State attorneys general have also become more active in enforcing state consumer protection laws against sales practices and services of wireless carriers. States also may impose their own universal service support requirements on wireless and other communications carriers, similar to the contribution requirements that have been established by the FCC.

States have become more active in attempting to impose new taxes and fees on wireless carriers, such as gross receipts taxes. Where successful, these taxes and fees are generally passed through to customers and result in higher costs to customers.

At the local level, wireless facilities typically are subject to zoning and land use regulation. Neither local nor state governments may categorically prohibit the construction of wireless facilities in any community or take actions, such as indefinite moratoria, which have the effect of prohibiting construction. Pursuant to Section 6409(a) of the Middle Class Tax Relief Act of 2012, state and local governments are further constrained in their regulation of changes to existing wireless infrastructure. Nonetheless, securing federal, state and local government approvals for new antenna structures has been and is likely to continue to be difficult, lengthy, and costly.

Privacy and Information Security Regulation

The Communications Act limits GCI Holdings’ ability to collect, use, and disclose customers’ personally identifiable information for its Internet, mobile and voice services. GCI Holdings is subject to additional federal, state, and local laws and regulations that impose additional restrictions on the collection, use and disclosure of consumer information. All broadband and VoIP providers are also obliged by CALEA to configure their networks in a manner that facilitates the ability of state and federal law enforcement, with proper legal process authorized under the Electronic Communications Privacy Act of 1986, to wiretap and obtain records and information concerning their customers, including the content of their communications. Further, the FCC, the FTC, and many states regulate and restrict the marketing practices of communications service providers, including telemarketing and sending unsolicited commercial emails. The FTC currently has the authority, pursuant to its general authority to enforce against unfair or deceptive acts and practices, to protect the privacy of customers of non-common carrier services (e.g., Internet service customers) including GCI Holdings’ use and disclosure of certain customer information.

GCI Holdings’ operations are also subject to federal and state laws governing information security. All states have data breach notification laws that would require us to inform individuals and regulators in the event of a breach that could impact personal information of customers. In the event of an information security breach, such rules may require consumer and government agency notification and may result in regulatory enforcement actions with the potential of monetary forfeitures. The FCC, the FTC and state attorneys general regularly bring enforcement actions against companies related to information security breaches and privacy violations.

Various security standards provide guidance to telecommunications companies in order to help identify and mitigate cybersecurity risks. One such standard is the voluntary Cybersecurity Framework (“CSF”) released by the National Institute for Standards and Technology (“NIST”) in 2014 and updated in 2018 and 2024, in cooperation with other federal agencies and owners and operators of U.S. critical infrastructure. The NIST CSF provides a prioritized and flexible model for organizations to identify and manage cyber risks inherent to their business. It was designed to supplement, not supersede, existing cybersecurity regulations and requirements. Several government agencies have encouraged compliance with the NIST CSF, including the FCC and Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (“CISA”). GCI Holdings’ overall cybersecurity program is informed by the NIST and other industry standards and best practices. The FCC adopted rules expanding its cybersecurity guidelines and requirements. These rules have been challenged in federal court and GCI Holdings cannot predict the outcome of that appeal or whether the rules could be modified by the new administration. CISA has sought comment on the development of cyber incident reporting rules, pursuant to 2022 legislative requirements, that require critical infrastructure entities to report substantial cyber incidents within 72 hours of their discovery.

The FTC has an ongoing Advance Notice of Proposed Rulemaking to explore rules related to the collection, analysis, and monetization of consumers’ information, as well as companies’ data security practices and related disclosures to consumers. The FTC adopted amendments to the Children’s Online Privacy Protection Act (“COPPA”) rules earlier this year to reflect changes in technology that have occurred since the COPPA rules were last updated in 2013. The FTC has also warned companies not to misuse consumers’ biometric information, with a broad definition of biometrics similar to Washington’s My Health My Data Act and the California Consumer Protection Act that treat biometrics as sensitive consumer information. Congress may also adopt new privacy and data security obligations that could supplement or preempt state privacy laws. GCI Holdings cannot predict whether any of the above efforts will be successful, challenged, upheld, vacated, or preempted, or how new legislation and regulations, if any, would affect its business.

Environmental Regulations

GCI Holdings undertakes activities that may, under certain circumstances, affect the environment.

Accordingly, it may be subject to federal, state, and local laws designed to preserve or protect the environment, including the Clean Water Act and the Emergency Planning and Community Right-to-Know Act. The FCC, Bureau of Land Management, U.S. Forest Service, U.S. Fish and Wildlife Service, U.S. Army Corps of Engineers, Bureau of Indian Affairs, and National Park Service are among the federal agencies required by the National Environmental Policy Act and National Historic Preservation Act to consider the environmental impact of actions they authorize, including facility construction.

The principal effect of GCI Holdings’ facilities on the environment would be in the form of construction and operation of facilities and networks at various locations in Alaska and between Alaska, Washington, and Oregon. GCI Holdings’ facilities have been constructed in accordance with federal, state and local building codes and zoning regulations whenever and wherever applicable. GCI Holdings obtains federal, state, and local permits, as required, for its projects and operations. GCI Holdings is unaware of any material violations of federal, state, or local regulations or permits.

Competition

GCI Holdings operates in an intensely competitive industry and competes with a number of companies that provide a broad range of communication, entertainment, and information products and services.

Technological changes are further intensifying and complicating the competitive landscape and consumer behavior.

Residential/Consumer Services

GCI Holdings faces intense competition for residential customers, both from existing competitors and, as a result of the rapid development of new technologies, services and products, from new entrants.

Internet Competition

The Internet industry is highly competitive, rapidly evolving and subject to constant technological change. Competition is based upon price, service bundles, the services and enhancements offered, the technologies used, customer service, billing services, and perceived quality, reliability and availability.

GCI Holdings’ residential Internet services face competition across their footprints from fiber-to-the- home, fixed wireless broadband, Internet delivered via low earth orbit (“LEO”) or geostationary satellite and digital subscriber line (“DSL”) services. In several markets, GCI Holdings also faces competition from one or more fixed wireless providers that deliver point-to-point Internet connectivity. Internet services based on LEO technology have been gaining market share. DSL service is offered across a portion of GCI Holdings’ footprint, often at prices lower than GCI Holdings’ Internet services, although typically at speeds much lower than the minimum speeds offered by GCI Holdings. In addition, commercial areas, such as retail malls, restaurants and airports, offer WiFi Internet service. Numerous local governments are also considering or actively pursuing publicly subsidized WiFi Internet access networks. In addition, providers are constructing open access networks that can deliver services from multiple underlying Internet service providers. These options offer alternatives to cable-based Internet access.

Mobile Competition

GCI Holdings’ mobile services face competition from national mobile network operators including AT&T Inc. (“AT&T”) and Verizon Communications Inc. (“Verizon”) as well as a variety of regional operators and MVNOs. Most carriers offer unlimited data packages to customers while some also offer free or highly discounted devices. Various operators also offer wireless Internet services delivered over networks which they continue to enhance to deliver faster speeds. As a regional wireless carrier, GCI Holdings may not have immediate access to some wireless handsets that are available to these national wireless carriers.

AT&T and Verizon continue to expand 5G mobile services, and consolidations in the telecom industry continue to increase competition as they seek to offer converged connectivity services similar to GCI Holdings.

Voice Competition

GCI Holdings’ residential voice services compete with wireless and wireline phone providers across their footprints, as well as other forms of communication, such as text messaging on cellular phones, instant messaging, social networking services, video conferencing and email. GCI Holdings also competes with “over-the-top” phone providers, as well as companies that sell phone cards at a cost per minute for both national and international service. The increase in the number of different technologies capable of carrying voice services and the number of alternative communication options available to customers as well as the replacement of wireline services by wireless have intensified the competitive environment in which GCI Holdings operates its residential voice services.

Additional Competition

In some of GCI Holdings’ operating areas, other regional competitors have built networks that offer a combination of Internet, mobile and voice services that compete with its services.

Business Services

GCI Holdings faces intense competition across each of its business service product offerings. GCI Holdings’ business data, wireless and voice services face similar competition as described above for its consumer products.

Human Capital Resources

Employees

GCI Liberty is party to a Services Agreement with Liberty Media, pursuant to which 74 Liberty Media corporate employees (as of December 31, 2025) provide certain management services to GCI Liberty for a determined fee. As a result, GCI Liberty is not responsible for the hiring, retention and compensation of these individuals (except that GCI Liberty does grant equity incentive awards to these individuals). However, GCI Liberty directly benefits from the efforts undertaken by Liberty Media to attract and retain talented employees. Liberty Media strives to create a workplace with opportunities for its employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between its employees and their communities. GCI Liberty fully supports these efforts.

As of December 31, 2025, GCI Liberty and its consolidated subsidiaries had an aggregate of approximately 1,880 full and part-time employees and GCI Liberty is not party to any union contracts with its employees. GCI Liberty believes that its employee relations are good.

GCI Holdings

GCI Holdings has been operating in Alaska for more than 40 years and most of its employees live in the communities it serves. While most employees live in Alaska, GCI Holdings has employees located throughout the U.S., and approximately 70% of GCI Holdings’ employees work from home. Many of GCI Holdings’ employees have been with the company for decades and, in some cases, their children have joined the GCI Holdings team and have become the next generation of the GCI family. This sense of family and valuing its employees is a strong part of GCI Holdings’ culture and is one that generates pride among employees and company leadership. GCI Holdings is committed to creating and maintaining an environment that provides opportunities for excellence and advancements. To that end, GCI Holdings is committed to ensuring its employees, at all levels of the company, are experts in their fields, and provides opportunities for training, including certifications relating to various technical aspects of the GCI Holdings business, training in people skills, management best practices and team-building, as well as tuition reimbursement to employees who are pursuing college or technical school degrees while working for GCI Holdings.

Available Information

All of our filings with the SEC including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.gciliberty.com.

Our corporate governance guidelines, code of business conduct and ethics, compensation committee charter, nominating and corporate governance committee charter, and audit committee charter are available on our website. In addition, we will provide a copy of any of these documents, free of charge, to any stockholder who calls or submits a request in writing to Investor Relations, GCI Liberty, Inc., 12300 Liberty Boulevard, Englewood, Colorado 80112, Tel. No. (866) 876-0461.

The information contained on our website and the websites of our subsidiaries and affiliated businesses mentioned throughout this report are not incorporated by reference herein.

Item 1A. Risk Factors.

The risks described below and elsewhere in this Annual Report are not the only ones that relate to our businesses or our capitalization.  The risks described below are considered to be the most material.  However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our businesses.  Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.  If any of the events described below were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.

Risk Factor Summary

The following is a summary of the material risk factors that could adversely affect our business, financial condition, and results of operations:

Factors Relating to Our Corporate History and the Separation

●	The historical financial information included in this annual report is not necessarily representative of our future financial position, future results of operations or future cash flows.
●	We may not realize the benefits of acquisitions or other strategic investments and initiatives.
●	The unfavorable outcome of pending or future legal proceedings could have a material adverse impact on the operations and financial condition of our business.
●	We are a holding company, and we may be unable to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments.

Factors Relating to the GCI Business

●	GCI faces competition, including from non-geostationary satellites and other providers receiving federal grants to construct additional terrestrial networks, that may reduce its market share and harm its financial performance.
●	Issues related to the use of AI in GCI’s business could give rise to legal or regulatory action, damage GCI’s reputation or otherwise materially harm GCI’s business.
●	If GCI experiences customer losses or a change in demand for our products and services, our Company’s financial performance will be negatively impacted.
●	Adverse economic conditions in the U.S. and inflationary pressures on input costs and labor could impact GCI’s results of operations.
●	GCI may be unable to obtain or maintain the roaming services it needs from other carriers to remain competitive.

●	GCI’s business is subject to extensive governmental legislation and regulation. Changes to or interpretations of existing statutes, rules, regulations, or the adoption of new ones, could adversely affect GCI’s business, financial position, results of operations, or liquidity.
●	A successful legal challenge to relevant USF statutes could disrupt GCI’s USF support.
●	Failure to stay abreast of new technology could affect GCI’s ability to compete in the industry.
●	GCI’s operations are geographically concentrated in Alaska and are impacted by the economic conditions in Alaska, and GCI may not be able to increase its share of the existing market for its services.
●	Natural or man-made disasters or terrorist attacks could have an adverse effect on GCI’s business.
●	Cyberattacks or other network disruptions could have an adverse effect on our Company and GCI’s business.
●	The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.
●	GCI depends on a limited number of third-party vendors to supply communications equipment. If GCI does not obtain the necessary communications equipment, GCI will not be able to meet the needs of its customers.
●	Uncertainty related to climate change and environmental laws, rules and regulations, and customer expectations could adversely affect GCI’s business.
●	GCI does not have insurance to cover certain risks to which it is subject, which could lead to the occurrence of uninsured liabilities.
●	We will require a significant amount of cash to service our debt and to meet other obligations. Our ability to service our debt and other obligations will require access to funds, which may be restricted, and we may not be able to obtain additional financing, or refinance or renew our existing indebtedness, on acceptable terms or at all.
●	We have significant indebtedness, which could adversely affect our business and financial condition.
●	Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Factors Relating to Ownership of GCI Group Common Stock and the Securities Market

●	Our stock price may fluctuate significantly.
●	Our multi-series structure may depress the trading price of the shares of GCI Group common stock.
●	If the GCI Liberty board determines to issue the shares of Ventures Group common stock, GCI Group common stock will become a tracking stock, and a tracking stock structure may cause market confusion.
●	If the GCI Liberty board decides to implement a tracking stock capital structure, such structure could create conflicts of interest, and the GCI Liberty board may make decisions that could adversely affect only some holders of GCI Liberty’s common stock.
●	Holders of shares of stock relating to a particular group may not have any remedies if any action by GCI Liberty’s directors or officers has an adverse effect on only that stock, or on a particular series of that stock.
●	GCI Liberty may dispose of its assets, even if they are attributed to a tracking stock group, without stockholder approval (except to the extent such approval is required under Nevada law or GCI Liberty’s restated articles).
●	The GCI Liberty board may, in its sole discretion, elect to convert the common stock relating to one group into common stock relating to the other group, thereby changing the nature of your investment and possibly diluting your economic interest in GCI Liberty, which could result in a loss in value to you.
●	Our multi-series voting structure and potential tracking stock structure may limit your ability to influence corporate matters and future issuances of GCI Group common stock or Ventures Group common stock may further dilute the voting power of shares of GCI Group common stock.
●	Holders of the common stock of tracking stock groups will vote together and will have limited separate voting rights.
●	GCI Liberty common stock transactions by our insiders could depress the market price of those stocks.

Factors Relating to Our Corporate History and the Separation

The historical financial information included in this annual report is not necessarily representative of our future financial position, future results of operations or future cash flows.

Investors should recognize that certain of the historical financial information included in this annual report has been extracted from Liberty Broadband’s historical consolidated financial statements and does not necessarily reflect what our results of operations, financial condition and cash flows would have been had we been a separate, standalone company pursuing independent strategies during the periods presented.

References in this annual report to GCI Liberty’s historical assets, liabilities, products, businesses or activities prior to July 14, 2025 refer to the historical assets, liabilities, products, businesses or activities of the GCI Business, as conducted through the subsidiaries of GCI, LLC, as the business was conducted as part of Liberty Broadband prior to the Separation.

We will continue to incur additional costs as a result of our separation from Liberty Broadband.

We will continue to incur costs and expenses not previously incurred as a result of the Separation. These increased costs and expenses may arise from various factors, including financial reporting, costs associated with complying with the federal securities laws (including compliance with the Sarbanes-Oxley Act), tax administration and human resources-related functions. Although Liberty Media provides many of these services for us under the services agreement, neither we nor Liberty Media can assure you that the services agreement will continue or that these costs will not be material to our business.

Our inter-company agreements were negotiated while we were still a subsidiary of Liberty Broadband.

We entered into a number of inter-company agreements in connection with the completion of the Separation, covering matters such as tax sharing and allocation of responsibility for certain liabilities previously undertaken by Liberty Broadband. In addition, we entered into a services agreement with Liberty Media pursuant to which Liberty Media provides us with certain management, administrative, financial, treasury, accounting, tax, legal and other services, for which we reimburse Liberty Media on a fixed fee basis. The terms of all of these agreements were established while we were a wholly owned subsidiary of Liberty Broadband and, therefore, our agreements with Liberty Broadband and Liberty Media may not be the result of arms’ length negotiations. We believe that the terms of these inter-company agreements are commercially reasonable and fair to all parties under the circumstances; however, conflicts could arise in the interpretation or any extension or renegotiation of the foregoing agreements after the Separation is consummated.

We may not realize the benefits of acquisitions or other strategic investments and initiatives.

Our business strategy and that of our subsidiaries may include selective acquisitions, other strategic investments and initiatives that allow our subsidiaries to expand their businesses. The success of any acquisition depends upon effective integration and management of acquired businesses and assets into the acquirer’s operations, which is subject to risks and uncertainties, including the realization of the growth potential, any anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention from other business concerns and undisclosed or potential legal liabilities of acquired businesses or assets.

Following the Separation, our financial profile has changed, and we are a smaller, less diversified company than Liberty Broadband prior to the Separation.

Following the Separation, GCI Liberty is a smaller, less diversified company than Liberty Broadband prior to the distribution. As a result, we are more vulnerable to changing market conditions, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the diversification of our costs and cash flows has diminished as a standalone company, such that our results of operations, cash flows, working capital and financing requirements are subject to increased volatility and our ability to fund capital expenditures and investments and service debt may be diminished.

We have overlapping directors and officers with Liberty Broadband and Liberty Media, and overlapping officers with Liberty Live Holdings, which may lead to conflicting interests.

Certain executive officers of Liberty Broadband, Liberty Media and Liberty Live Holdings also serve as our executive officers pursuant to the services agreement between us and Liberty Media, and certain directors of Liberty Broadband and Liberty Media also serve on our board of directors. Our executive officers and members of our board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty Broadband, Liberty Media and Liberty Live Holdings or any other public company, have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our Company, Liberty Broadband, Liberty Media or Liberty Live Holdings pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Further, as allowed by Nevada law, our restated articles renounce any interest or expectancy in certain business opportunities involving our directors and officers, which will allow such directors and officers to pursue those business opportunities without liability to us or our stockholders arising out of any duty or obligation to permit the Company to pursue such opportunities. Each of our company, Liberty Broadband and Liberty Live Holdings has renounced its rights to certain business opportunities and their respective restated certificate of incorporation provides that no director or officer of the respective company will breach their fiduciary duty and therefore be liable to the respective company or its stockholders by reason of the fact that any such individual directs a corporate opportunity to another person or entity instead of the respective company, or does not refer or communicate information regarding such corporate opportunity to our company, unless (x) such opportunity was expressly offered to such person solely in his or her capacity as a director or officer of the respective company or as a director or officer of any of the respective company’s subsidiaries, and (y) such opportunity relates to a line of business in which the respective company or any of its subsidiaries is then directly engaged.

Our Chairman of the Board, certain other directors and our officers will continue to own Liberty Broadband common stock, Liberty Media common stock and/or Liberty Live Holdings common stock, and equity incentive awards with respect to Liberty Broadband common stock, Liberty Media common stock and/or Liberty Live Holdings common stock. These ownership interests could create, or appear to create, potential conflicts of interest when these individuals are faced with decisions that could have different implications for us, Liberty Broadband, Liberty Media or Liberty Live Holdings.

In addition, any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by the audit committee of our board or another independent body of our board designated to address such actual or potential conflicts. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Liberty Broadband, Liberty Media, Liberty Live Holdings and/or their respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to us, Liberty Broadband, Liberty Media, Liberty Live Holdings or any of their respective subsidiaries or affiliates, as would be the case where there is no overlapping officer or director.

The unfavorable outcome of pending or future legal proceedings could have a material adverse impact on the operations and financial condition of our business.

Our subsidiaries are parties to several legal proceedings arising out of various aspects of their businesses, including but not limited to the various matters related to the RHC Program described under Part I, Item 1. “Business—Regulatory Matters—Data Services and Products—RHC Program.” The outcome of these proceedings may not be favorable, and one or more unfavorable outcomes could have a material adverse impact on their respective financial conditions, which can impact our financial performance.

John C. Malone, the Chairman of the Board, owns shares of GCI Group common stock representing approximately 53.5% of the aggregate voting power of our Company, as of January 31, 2026. While Mr. Malone’s voting power is currently subject to the Malone nonvoting side letter, his current and potential voting power may be deemed to put him in a position to influence significant corporate actions and may discourage others from initiating a potential change of control transaction that may be beneficial to our stockholders.

John C. Malone, the Chairman of the Board, beneficially owns shares of GCI Group common stock representing the power to direct approximately 53.5% of the aggregate voting power of GCI Group common stock, as of January 31, 2026, subject to the Malone nonvoting side letter (as defined below). As a result, Mr. Malone is deemed to be in a position to influence significant corporate actions, including corporate transactions such as mergers, business combinations or dispositions of assets, due to his ownership of GCI Group common stock. However, on December 31, 2024, Mr. Malone and certain holders of shares of GCI Group common stock affiliated with Mr. Malone (collectively, the “Malone GCI group”) entered into a side letter with GCI Liberty (the “Malone nonvoting side letter”) pursuant to which each member of the Malone GCI group irrevocably and unconditionally agreed that the members of the Malone GCI group, in the aggregate, will not vote any shares of GCI Liberty voting stock beneficially owned by the Malone GCI group that, if voted, would result in the aggregate voting power of the Malone GCI group exceeding approximately 49.3%. The Malone nonvoting side letter will automatically terminate upon the occurrence of certain events, including the receipt of the approval of transfer of control applications by the FCC and the RCA permitting the Malone GCI group to exercise de jure control of GCI Liberty. This concentration of ownership could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our stockholders. See the risk factor entitled “It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.” for information about certain provisions of our restated articles and bylaws that may discourage, delay or prevent a change in control of GCI Liberty that a stockholder may consider favorable.

We are a holding company, and we may be unable to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments.

Our ability to meet our current and future financial obligations and other contractual commitments depends upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, net cash from the operating activities and indebtedness of our wholly owned subsidiary GCI, LLC and proceeds from any asset sales or other forms of asset monetization we may undertake in the future. In addition, the ability of GCI, LLC to pay dividends or to make other payments or advances to us depends on its operating results and any statutory, regulatory or contractual restrictions to which it may be or may become subject. Some state regulators have imposed, and others may consider imposing, cash management practices on regulated companies, including us, that could limit the ability of such regulated companies to transfer cash between subsidiaries or to the parent company. While none of the existing state regulations materially affect our cash management, any changes to the existing regulations or imposition of new regulations or restrictions may materially adversely affect our ability to transfer cash within our consolidated companies.

Satisfaction by us of our indemnification obligations or the failure of Liberty Broadband or Charter (as defined below) to satisfy their indemnification obligations could have a material adverse effect on our financial conditions, results of operations and cash flows.

Pursuant to the separation and distribution agreement that we entered into with Liberty Broadband in connection with the Separation of the GCI Business by Liberty Broadband, we have agreed to indemnify Liberty Broadband for all losses arising out of, resulting from or in connection with (i) the businesses, assets or liabilities contributed to us in the internal reorganization, (ii) any breach of, or failure to perform or comply with, any covenant, undertaking or obligation of ours under the separation and distribution agreement or other agreements referenced therein and (iii) any untrue statement of material fact in (A) the Company’s Registration Statement on Form S-1 (File No. 333-286272), declared effective by the SEC on June 23, 2025 (the “prior registration statement”), or other disclosure document filed with the SEC in connection with the distribution (other than untrue statements of material fact made by Liberty Broadband or for which Liberty Broadband provided information in writing), or (B) Liberty Broadband’s disclosure documents filed with the SEC prior to the effective time of the distribution for which the applicable disclosure relates to any member of the Spinco group (as defined in the separation and distribution agreement) or for which the Spinco group or its predecessors provided information in writing. Further, pursuant to the separation and distribution agreement, Liberty Broadband has agreed to indemnify us for all losses arising out of, resulting from or in connection with (i) the businesses, assets or liabilities retained by Liberty Broadband in the internal reorganization, (ii) any breach of, or failure to perform or comply with, any covenant, undertaking or obligation of Liberty Broadband under the separation and distribution agreement or other agreements referenced therein and (iii) any untrue statement of material fact in (A) the prior registration statement where such untrue statement of material fact is made by Liberty Broadband or for which Liberty Broadband provided information in writing or (B) Liberty Broadband’s disclosure documents filed with the SEC prior to the effective time of the distribution (other than untrue statements of material fact that arise out of disclosures relating to the Spinco group or for which Spinco group or its predecessors provided information in writing). On November 12, 2024, Liberty Broadband entered into a merger agreement with Charter Communications, Inc., a Delaware corporation (“Charter”), and certain of its subsidiaries, whereby, subject to the terms thereof, Charter has agreed to acquire Liberty Broadband in an all-stock transaction (the “Charter combination”). At the completion of the Charter combination, in accordance with the Agreement and Plan of Merger, dated as of November 12, 2024, by and among Liberty Broadband, Charter and certain of Charter’s subsidiaries (the “Charter merger agreement”), Charter will execute a joinder agreement to the separation and distribution agreement, pursuant to which, from and after the closing of the Charter combination, Charter will be directly responsible and liable for Liberty Broadband’s obligations under the separation and distribution agreement, including Liberty Broadband’s indemnification obligations. These indemnification obligations exclude any matters relating to taxes; however, under the tax sharing agreement and tax receivables agreement, we and Liberty Broadband (and after the closing of the Charter combination, Charter) also have indemnification obligations to each other with respect to taxes, tax-related items and tax benefits allocated between them under these tax agreements. We could be negatively affected if Liberty Broadband does not make a timely indemnification payment to us, or if we are required to make material payments pursuant to our indemnification obligations to Liberty Broadband.

The indemnity from Liberty Broadband may not be sufficient to protect us against the full amount of such liabilities if, for example, Liberty Broadband fails to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Liberty Broadband any amounts for which it is held liable, we may be temporarily required to bear those losses ourself, requiring us to divert cash that would otherwise have been used in furtherance of our business operations. In addition, third parties could seek to hold us responsible for any of the liabilities that Liberty Broadband has agreed to retain. Each of these risks could have a material adverse effect on our financial conditions, results of operations and cash flows.

Factors Relating to the GCI Business

We refer to the business operations of the GCI Business as “GCI” in the following risk factors relating to the GCI Business.

GCI faces competition, including from non-geostationary satellites and other providers receiving federal grants to construct additional terrestrial networks, that may reduce its market share and harm its financial performance.

There is substantial competition in the telecommunications industry. Through mergers, various service integration strategies, and business alliances, major providers are striving to strengthen their competitive positions. GCI faces increased wireless services competition from national carriers in the Alaska market who are often able to offer more flexible subscription packages and exclusive content. GCI also faces competition from direct-to-user non-geostationary satellite-based internet providers.

In addition, the National Telecommunications and Information Administration is in the process of awarding grants and subgrants under the BEAD program to support the deployment of additional terrestrial broadband facilities in Alaska by multiple providers, including but not limited to GCI.  To the extent those grants actually result in deployment of new network facilities by other providers, GCI could face additional competition for both consumer and enterprise services.

Our Company expects competition to increase as a result of the rapid development of new technologies, services, and products, including the increasing use of AI and machine learning technologies, and the availability of increased federal funding of broadband infrastructure. Our Company cannot predict which of many possible future technologies, products or services will be important to maintain GCI’s competitive position or what expenditures will be required to develop and provide these technologies, products or services. GCI’s ability to compete successfully will depend on marketing and on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, improvements in network quality and capacity, changes in consumer preferences or habits, demographic trends, economic conditions, and pricing strategies by competitors. To the extent GCI does not keep pace with technological advances or fails to timely respond to changes in competitive factors in its industry and in its markets, GCI could lose market share or experience a decline in its revenue and net income. Competitive conditions create a risk of market share loss and the risk that customers shift to less profitable, lower margin services. Competitive pressures also create challenges for GCI’s ability to grow new businesses or introduce new services successfully and execute its business plan. GCI also faces the risk of potential price cuts by our Company’s competitors partially driven by federal funding for broadband infrastructure that could materially adversely affect its market share and gross margins.

GCI’s wholesale customers, including its major roaming customers, may construct facilities in locations where they currently contract with GCI to use its network to provide service on their behalf. Our Company could experience a decline in revenue and net income if any of GCI’s wholesale customers constructed or expanded their existing networks in places where service is currently provided by GCI’s network. Some of GCI’s wholesale customers have greater access to financial, technical, and other resources than GCI does. GCI expects to continue to offer competitive alternatives to such customers in order to retain significant traffic on GCI’s network. Our Company cannot predict whether such customers will continue to see GCI’s network as a compelling alternative. GCI’s inability to negotiate renewals of such contracts could have a material adverse effect on our Company’s business, financial condition, and results of operations.

Issues related to the use of AI in GCI’s business could give rise to legal or regulatory action, damage GCI’s reputation or otherwise materially harm GCI’s business.

GCI currently incorporates AI technology in certain parts of its business operations. AI presents risks and challenges, and its use could have unintended consequences. AI algorithms and training methodologies may be flawed. Additionally, AI technologies are complex and rapidly evolving. While GCI aims to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, it may be unsuccessful in identifying or resolving issues before they arise. The U.S. has taken initial steps to regulate AI, which could ultimately increase the risks associated with utilizing AI in GCI’s business, including with respect to data protection, privacy, intellectual property infringement and cybersecurity, or decrease its usefulness. These challenges could adversely affect GCI’s reputation or otherwise materially harm GCI’s business.

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

Adverse economic conditions in the U.S. and inflationary pressures on input costs and labor could impact GCI’s results of operations.

In recent years, varying factors have contributed to significant volatility and disruption of financial markets and global supply chains. Additionally, the U.S. Federal Reserve began decreasing interest rates in 2024 after several years of higher rates, and while interest rates remained steady throughout most of 2025, the U.S. Federal Reserve further decreased rates in the second half of 2025. The imposition of tariffs and other economic measures which may have an impact on inflation, and inflationary cost pressures and recessionary fears have negatively impacted the U.S. and global economy. Unfavorable economic conditions, such as a recession or economic slowdown in the U.S., or inflation in the markets in which GCI operates, could negatively affect the affordability of, and demand for, GCI’s products and services and its cost of doing business. Higher interest rates, as well as higher labor, information technologies and capital expenditure costs due to inflation, could negatively impact GCI’s results. Increased equipment costs, for example due to increased tariffs, could also impact GCI’s results. See the risk factor entitled “GCI depends on a limited number of third-party vendors to supply communications equipment. If GCI does not obtain the necessary communications equipment, GCI will not be able to meet the needs of its customers.” for more information about the risks associated with changes in U.S. and foreign trade policies.

The Alaska economy is dependent upon the oil industry, state and federal spending, investment earnings and tourism. Volatility in oil prices, and in particular a decline in oil prices, including as a result of uncertainty arising from the U.S.’s actions in relation to Venezuela and increasing tensions in Iran, would put significant pressure on the Alaska state government budget. The Alaska state government has financial reserves that GCI believes may be able to help fund the state government for the next couple of years. If the U.S. government were to significantly reduce federal funding, such a reduction could have a material adverse impact on the state of Alaska and GCI. The potential impact of any reduction in federal spending cannot be predicted at this time. The Alaska economy is subject to recessionary pressures as a result of the economic impacts of volatility in oil prices, inflation, and other causes that could result in a decrease in economic activity. While it is difficult for GCI to predict the future impact of a recession on its business, these conditions have had an adverse impact on its business and could adversely affect the affordability of, and demand for, some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. GCI’s customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI and could lead to an increase in accounts receivable and bad debt expense. If Alaska experiences a recession or economic slowdown, it could negatively affect GCI’s business, including its financial position, results of operations, or liquidity, as well as its ability to service debt, pay other obligations, and enhance shareholder returns.

In addition, during 2024 and continuing in 2025, GCI experienced the impact of inflation-sensitive items, including upward pressure on the costs of materials, labor, and other items that are critical to GCI’s business, and GCI expects these trends to continue into 2026. GCI continues to monitor these impacts closely and, if costs continue to rise, GCI may be unable to recoup losses or offset diminished margins by passing these costs through to its customers or implementing offsetting cost reductions.

GCI may be unable to obtain or maintain the roaming services it needs from other carriers to remain competitive.

Some of GCI’s competitors have national networks that enable them to offer nationwide coverage to their subscribers at a lower cost than GCI can offer. The networks GCI operates do not, by themselves, provide national coverage, and GCI must pay fees to other carriers that provide roaming services to it. GCI currently relies on roaming agreements with several carriers for the majority of its roaming services.

The FCC requires commercial mobile radio service providers to provide roaming, upon request, for voice and SMS text messaging services on just, reasonable, and non-discriminatory terms. The FCC also requires carriers to offer data roaming services. The rules do not provide or mandate any specific mechanism for determining the reasonableness of roaming rates for voice, SMS text messaging or data services and require that roaming complaints be resolved on a case-by-case basis, based on a non-exclusive list of factors that can be taken into account in determining the reasonableness of particular conduct or rates. If GCI were to lose the benefit of one or more key roaming or wholesale agreements unexpectedly, it may be unable to obtain similar replacement agreements and as a result may be unable to continue providing nationwide voice and data roaming services for its customers or may be unable to provide such services on a cost-effective basis. GCI’s inability to obtain new or replacement roaming services on a cost-effective basis may limit its ability to compete effectively for wireless customers, which may increase customer turnover and decrease GCI’s revenue, which in turn could materially adversely affect our Company’s business, financial condition and results of operations.

GCI’s business is subject to extensive governmental legislation and regulation. Changes to or interpretations of existing statutes, rules, regulations, or the adoption of new ones, could adversely affect GCI’s business, financial position, results of operations, or liquidity.

As described below under Part I, Item 1 “Business—Regulatory Matters,” GCI’s business is subject to extensive federal and state governmental legislation and regulation. There can be no assurance that future changes or additions to the regulatory system under which GCI operates will benefit or have no adverse effect on GCI. Similarly, these rules and regulations are subject to interpretation by the applicable agencies, and new interpretations, which could impact GCI’s operations and have an adverse effect on GCI’s business, position, results of operations, or liquidity. There can be no assurance that future regulatory actions taken by Congress, the FCC or other federal, state or local government authorities, by the judiciary or through Executive Branch action, will not have a similar effect.

With respect to wireless services provided by GCI, the licensing, leasing, construction, operation, sale and interconnection arrangements of wireless communications systems are regulated by the FCC, Alaska, and potentially other state and local regulatory agencies. In particular, the FCC grants wireless licenses and imposes significant regulation on licensees of wireless spectrum. There can be no guarantee that GCI’s existing licenses will be renewed. In addition, while the FCC does not currently regulate wireless service providers’ rates, states may exercise authority over such things as certain billing practices and consumer-related issues. These regulations could increase the costs of GCI’s wireless operations, including with respect to the maintenance of existing licenses granted by the FCC, due to a failure to comply with applicable regulations. GCI is also subject to FCC rules relating to E911 capabilities and failure to comply with these rules could subject GCI to significant fines.

With respect to Internet services provided by GCI, GCI could be adversely impacted if Congress, the FCC or the State of Alaska reclassifies broadband Internet service as a telecommunications service under Title II of the Communications Act. In 2015, the FCC classified broadband Internet service as a telecommunication service. The FCC’s implementing regulations prohibited broadband providers from blocking or throttling most lawful public Internet traffic, from engaging in paid prioritization of that traffic, and from unreasonably interfering with or disadvantaging end users’ and edge providers’ ability to send traffic to, from, and among each other. Although a 2018 FCC order returned to a Title I classification of Internet service and eliminated many of the requirements imposed in its initial 2015 order, in 2024 the FCC adopted an order again reclassifying Internet services as a Title II service and adopting “net neutrality” rules regulating the Internet under Title II. On January 2, 2025, the United State Court of Appeals for the Sixth Circuit vacated the FCC’s 2024 order. Nonetheless, a new administration, Congress and state legislatures may undertake similar efforts. For example, California and Vermont have undertaken such efforts and some states, such as New York, have adopted rules capping Internet access rates for at least some services or customers. Any such rules could decrease GCI’s revenues and could adversely affect the manner and price of providing service, which could have a material adverse effect on GCI’s business, financial position, results of operations, or liquidity.

USF receivables and contributions are subject to change due to regulatory actions taken by the FCC, including the FCC’s interpretations of the USF program rules, or legislative actions that change the rules and regulations governing the USF program.

GCI participates in various USF programs, which provide government subsidies for service to schools, libraries and certain health care providers, to low-income and other eligible households and to support networks in high-cost areas. USF support was 46% and 42% of GCI’s revenue for the years ended December 31, 2025 and 2024, respectively. GCI had USF net receivables of $96 million at December 31, 2025. In addition, the USF programs require GCI and other telecommunications providers to make contributions, based on certain revenue earned, into a fund used to subsidize nationwide these USF programs. The USF programs in which GCI participates are highly regulated. While the rules and regulations governing the USF programs are fairly robust, there can be no assurance that any new rules or regulations adopted will not impact GCI’s USF program anticipated receivables or contribution payments. Further, the FCC and USAC may interpret or apply the applicable rules and regulations in ways that are unexpected to GCI or other program participants. As a result, material changes to receivables and contributions may occur, which could have an adverse effect on GCI’s business and our Company’s financial position, results of operations or liquidity. As described above in Part I, Item 1 “Business—Regulatory Matters,” GCI has experienced material changes to receivables and contributions from the USF programs in recent years. For example, in October 2018, the FCC’s Wireline Competition Bureau notified GCI of its decision to reduce rural rates charged to RHC Program customers for the funding year that ended on June 30, 2018 by approximately 26%, resulting in a reduction of total support payments of $28 million, and applied the same cost methodology for the funding years ended on June 30, 2019 and June 30, 2020. In addition, although the FCC has adjusted the RHC Program funding cap and committed to annual adjustments in future years for inflation, there is no guarantee that aggregate funding will be available to pay in full the approved funding for future years. Furthermore, the FCC has adopted a series of changes to the manner in which support issued under the RHC Program will be calculated and approved and has a pending rulemaking to consider additional future changes. Also, in November 2024, the FCC adopted changes to the mechanisms for support of fixed and mobile telecommunications networks in Alaska, with further changes under consideration in a pending rulemaking. Those changes increased support for service to high-cost areas in 2025, but that support may be subject to some reductions thereafter. GCI is currently unable to assess the substance, impact on funding or timing of any such changes to any of the USF programs.

Failure to comply with USF program requirements may have an adverse effect on GCI’s business and our Company’s financial position.

The USF programs in which GCI participates are highly regulated, and, in many cases, require highly technical and nuanced processes and procedures in order to obtain funding and to ensure compliance with the USF programs. For example, telecommunication providers and their customers are subject to regulations that set forth procedures that must be followed by both the provider and the customer, and there are limitations on communications between these parties. If a customer or a provider is found to have not complied with any aspect of these regulations, regardless of whether such noncompliance was unintentional or accidental, the FCC may deny funding and/or require disgorgement of any amounts received under the affected contracts. The FCC may also invalidate any affected contract and impose fines or penalties.

Accordingly, failure to comply with these rules and regulations could have a material adverse effect on GCI’s business and our Company’s financial position, results of operations or liquidity.

Loss of GCI’s ETC status would disqualify it for high-cost and low-income USF support.

The USF pays support to ETCs to support the provision of facilities-based wireline and wireless telephone service in high-cost areas and to low-income consumers. If GCI were to lose its ETC status in any of the high-cost areas where it is currently an authorized ETC, whether due to legislative or regulatory reform or its failure to comply with applicable laws and regulations, GCI would be ineligible to receive high-cost or low-income USF support for providing service in that area, which would have an adverse effect on our Company’s business, financial position, results of operations or liquidity.

A disruption in the payment of USF support or federal grants on which GCI relies, through Executive Branch action or otherwise, could delay or halt those payments.

GCI receives a substantial portion of its revenues from federal universal service support to support infrastructure and services, as well as federal grants, whether as a recipient or a subrecipient, that fund infrastructure investments. On January 27, 2025, the OMB issued a memorandum directing a pause in federal financial assistance pending review for consistency with presidential executive actions. On January 28, 2025, OMB clarified that this only applied to programs affected by certain specified executive actions, which did not appear to include FCC universal service support programs but may include some grants that GCI receives as a recipient or subrecipient, or for which it has applied. OMB withdrew the memorandum on January 29, 2025, and two federal district courts have subsequently issued preliminary injunctions affecting the memorandum. Further reviews may be ongoing by the FCC, the National Telecommunications and Information Administration or the Rural Utility Service. Any pause or other disruption in USF or grant disbursements, or if any pause were to extend to federal universal service support programs, or to other infrastructure grants GCI receives, or if any such pause were to become extended, could have a material adverse effect on GCI’s business and our Company’s financial position, results of operations or liquidity.

A successful legal challenge to relevant USF statutes could disrupt GCI’s USF support.

There have been a number of legal challenges to the constitutionality of the USF. The U.S. Courts of Appeals for the Sixth and Eleventh Circuits rejected such challenges in 2023, as did a panel of three judges in the Fifth Circuit. However, on July 24, 2024, the U.S. Court of Appeals for the Fifth Circuit sitting en banc ruled that the USF program is unconstitutional as currently administered, and remanded the case to the FCC. In its decision, the en banc Fifth Circuit concluded that the public delegation of legislative authority to the FCC, combined with the private delegation of authority from the FCC to the USAC resulted in an impermissible and unconstitutional delegation of Congress’ Article I authority. The Supreme Court reversed the Fifth Circuit’s decision and remanded the case on June 27, 2025. There is continuing litigation, as petitioners have filed a new Petition for Review in the Fifth Circuit, on October 1, 2025, to challenge two statutory provisions that the Supreme Court did not have occasion to address, and pursuant to which GCI or its customers receive universal service support, as well as to challenge the legality of the USAC, which administers that program for the FCC. It is possible that additional cases and appeals will continue to be filed in relation to the matter. A future judicial decision determining that a portion of the legislation establishing the USF program is unconstitutional could disrupt GCI’s USF support unless and until any identified legal defects with the program structure or administration are remedied. Such a ruling could result in a material decrease in revenue and accounts receivable, which would have an adverse effect on GCI’s business and an adverse effect on the Company’s financial position, results of operations or liquidity. USF support was 46% and 42% of GCI’s revenue for the years ended December 31, 2025 and 2024, respectively. GCI had USF net receivables of $96 million at December 31, 2025.

With a material reduction in USF support, telecommunications providers, including GCI, may need to consider various actions including, but not limited to, terminating certain high-cost or low profit services, discontinuing rural networks or a reduction in workforce, which could have a negative impact on GCI’s business.

GCI may not meet its performance plan milestones under the Alaska High Cost Order.

As an ETC, GCI receives support from the USF to support the provision of wireline local access and wireless service in high-cost areas. In 2016, the FCC published the Alaska High Cost Order, which required GCI to submit to the FCC a performance plan with five-year and ten-year commitments. The FCC approved revised performance obligations in 2021. If GCI is unable to meet the final performance plan milestones approved by the FCC, it could required to repay 1.89 times the average amount of support per location received over the ten-year term for the relevant number of locations that GCI failed to deploy to, plus potentially ten percent of its total Alaska High Cost Order support received over the ten-year term. In addition, a material failure to meet the performance plan milestones under the Alaska High Cost Order could affect GCI’s participation in the Alaska Connect Fund mobile high-cost support, which is a successor plan to the Alaska High Cost Order and would provide high-cost universal service support from 2027 through 2034. Inability to meet GCI’s performance plan milestones with or without disqualification from the Alaska Connect Fund could have an adverse effect on its business, financial position, results of operations, or liquidity, and could cause us to incur a fine of up to $58.6 million and an additional $7,951 per resident missed.

GCI may lose USF high-cost support after 2026 if certain competitive conditions are met.

On November 4, 2024, the FCC released an order establishing a new high-cost support mechanism for Alaska, the Alaska Connect Fund Order, to replace the Alaska High Cost Order, which was set to expire at the end of 2026. In the Alaska Connect Fund Order, the FCC increased by 30% the annual support that each Alaska High Cost Order recipient received, starting January 1, 2025, through the end of 2026 for mobile services and through the end of 2028 for fixed services. For mobile services, support may be reduced after 2026 to the extent associated with any areas deemed ineligible for support and not replaced by comparable areas, and may be further reduced after 2030 in areas served by more than one Alaska Connect Fund Order supported provider, based upon a competitive selection process still pending further FCC consideration in a pending rulemaking proceeding. Because key elements of these processes are still being defined by the FCC, GCI cannot estimate whether or to what extent it will experience a reduction of mobile high-cost universal service support after 2026. Similarly, GCI cannot estimate whether or to what extent it may experience a reduction in fixed broadband support after 2028.

GCI may experience delayed or lost USF high-cost support if the FCC does not approve its mobile performance plan in 2026 or its fixed broadband performance plan in or after 2028.

Continuation of GCI’s high-cost support after 2026, for mobile service, and after 2028, for fixed voice and broadband service, is contingent upon obtaining FCC approval for its performance plan in which it would make commitments as to how support would be used to improve mobile and fixed broadband services, respectively. If GCI cannot obtain FCC approval of its performance plan by the end of 2026, for mobile services, or the end of 2028, for fixed services, it could be subject to a delay or loss of such support.

The decline in GCI’s Other revenue, which includes long-distance and local access services, may accelerate.

Our Company expects GCI’s Other revenue, which includes long-distance and local access services, will continue to decline due to decreases in voice subscribers, consistent with the industry. Until 2025, GCI’s Other revenue also included video services. We experienced losses in video revenue as a result of the transition from traditional linear video delivery to IP delivery and GCI’s decision to discontinue selling bulk video packages for multi-dwelling units. Following regulatory approval, GCI Holdings exited the video business in 2025.

As competition from wireless carriers, as well as competition from GCI’s own product offerings, increases, our Company expects GCI’s long-distance and local access services’ subscribers and revenue will continue to decline and the rate of decline may accelerate. In addition, GCI’s success in the local telephone market depends on its continued ability to obtain interconnection, access, and related services from local exchange carriers on terms that are reasonable and that are based on the cost of providing these services. GCI’s ability to provide service in the local telephone market depends on its negotiation or arbitration with local exchange carriers to allow interconnection to the carrier’s existing local telephone network (in some Alaska markets at cost-based rates), to establish dialing parity, to obtain access to rights-of-way, to resell services offered by the local exchange carrier, and in some cases, to allow the purchase, at cost-based rates, of access to certain unbundled network elements. Future negotiations or arbitration proceedings with respect to new or existing markets could result in a change in GCI’s cost of serving these markets via the facilities of the ILECs or via wholesale offerings. GCI’s local telephone services business faces the risk of unfavorable changes in regulation or legislation or the introduction of new regulations.

Failure to stay abreast of new technology could affect GCI’s ability to compete in the industry.

GCI tests and deploys various new technologies and support systems intended to enhance its competitiveness and increase the utility of its services. As GCI’s operations grow in size and scope, it must continuously improve and upgrade its systems and infrastructure while maintaining or improving the reliability and integrity of its systems and infrastructure. The emergence of alternative platforms such as mobile or tablet computing devices and the emergence of niche competitors who may be able to optimize products, services, or strategies for such platforms will require new investment in technology. Replacing or upgrading GCI’s infrastructure to keep pace with such technological changes could result in significant capital expenditures. Further, current and new wireless internet technologies such as 4G and 5G wireless broadband services continue to evolve rapidly to allow for greater speed and reliability, and our Company expects other advances in communications technology to occur in the future. GCI may not successfully complete the rollout of new technology and related features or services in a timely manner, and they may not be widely accepted by GCI’s customers or may not be profitable, in which case GCI could not recover its investment in the technology. There can be no assurance that GCI will be able to compete with advancing technology or introduce new technologies and systems as quickly as it would like or in a cost-effective manner. Deployment of technology supporting new service offerings may also adversely affect the performance or reliability of its networks with respect to both the new and existing services. Any resulting customer dissatisfaction could adversely affect GCI’s ability to retain customers and attract new customers and may have an adverse effect on our Company’s financial position, results of operations, or liquidity. In addition to introducing new technologies and offerings, GCI must phase out outdated and unprofitable technologies and services. If GCI is unable to do so on a cost-effective basis, GCI could experience reduced profits.

GCI’s operations are geographically concentrated in Alaska and are impacted by the economic conditions in Alaska, and GCI may not be able to increase its share of the existing market for its services.

GCI offers products and services to customers primarily throughout Alaska. Because of this geographic concentration, growth of GCI’s business and operations depends upon economic conditions in Alaska, which have been negatively impacted in recent years by a recession.

In addition, the customer base in Alaska is limited, and GCI has already achieved significant market penetration with respect to its service offerings in Anchorage and other locations in Alaska. GCI may not be able to continue to increase its share of the existing markets for its services, and no assurance can be given that the Alaskan economy will grow and increase the size of the markets GCI serves or increase the demand for the services it offers. The markets in Alaska for wireless and wireline telecommunications are unique and distinct within the U.S. due to Alaska’s large geographical size, its sparse population located in a limited number of clusters, and its distance from the rest of the U.S.

Natural or man-made disasters or terrorist attacks could have an adverse effect on GCI’s business.

GCI’s technical infrastructure (including its communications network infrastructure and ancillary functions supporting its network such as service activation, billing and customer care) is vulnerable to damage or interruption from technology failures, power surges or outages, natural disasters, fires, human error, terrorism, intentional wrongdoing, or similar events. As a communications provider, there is an increased risk that GCI’s technological infrastructure may be targeted in connection with terrorism, either as a primary target, or as a means of facilitating additional attacks on other targets.

In addition, earthquakes, floods, fires, and other unforeseen natural disasters or events could materially disrupt GCI’s business operations or its provision of service in one or more markets. Specifically, the majority of GCI’s facilities are located in areas with known significant seismic activity, as well as harsh winter conditions and ice. Costs GCI incurs to restore, repair or replace its network or technical infrastructure, as well as costs associated with detecting, monitoring, or reducing the incidence of unauthorized use, may be substantial and increase GCI’s cost of providing service. For example, the costs to restore and repair our infrastructure due to the damage caused by Typhoon Halong in October 2025 may be significant. Many of the areas in which GCI operates have limited emergency response services and may be difficult to reach in an emergency situation. Should a natural disaster or other event occur, it could be weeks or longer before remediation efforts could be implemented, if they could be implemented at all. Further, any failure in, or interruption of, systems that GCI or third parties maintain to support ancillary functions, such as billing, point of sale, inventory management, customer care, and financial reporting, could materially impact GCI’s ability to timely and accurately record, process, and report information important to our Company’s business. Further, if the communities impacted by natural disasters are not rebuilt, depending on magnitude of the loss of customers, the Company’s results of operations and financial condition could be materially adversely affected. If any of the above events were to occur, GCI could experience higher churn, reduced revenue, and increased costs, any of which could harm its reputation and have a material adverse effect on our Company’s business, financial condition, or results of operations.

Additionally, our Company’s insurance may not be adequate to cover the costs associated with a natural disaster or terrorist attack.

Cyberattacks or other network disruptions could have an adverse effect on our Company and GCI’s business.

Our Company’s operations depend upon the transmission of information over the Internet. Unauthorized parties attempt to gain access to our Company’s and its vendors’ information systems by, among other things, hacking into its systems or those of third parties, through fraud or other means of deceiving our Company’s employees or its vendors, burglaries, errors by our Company or its vendors’ employees, misappropriation of data by employees, or other irregularities that may result in persons obtaining unauthorized access to its data. The techniques used to gain such access to our Company’s or its vendors’ information systems, data or customer information, disable or degrade service, or sabotage systems are constantly evolving and continue to become more sophisticated and targeted, may be difficult to detect quickly, and often are not recognized until launched against a target. Further, the use of AI and machine learning by cybercriminals may increase the frequency and severity of cybersecurity attacks against us or our suppliers, vendors and other service providers.

Cyberattacks against GCI’s or our Company’s vendors’ technological infrastructure or breaches of information systems may cause equipment failures, disruption of its or their operations, and potentially unauthorized access to confidential customer or employee data, which could subject our Company to increased costs and other liabilities as discussed further below. Cybersecurity incidents and cybersecurity threats, which include the use of malware, computer viruses, and other means for service disruption or unauthorized access to confidential customer or employee data, have increased in frequency, scope, and potential harm for businesses in recent years. It is possible for such cybersecurity incidents and cybersecurity threats to go undetected for an extended period of time, increasing the potential harm to GCI’s or our Company’s respective customers, employees, assets, and reputation. For example, third-party service providers, such as telecommunications and cloud services providers, have been subject to increasing cyberattacks from state-sponsored threat actors that could materially impact our information systems and operations.

To date, our Company and GCI have not been subject to cybersecurity incidents or disruptions of information systems that, individually or in the aggregate, have been material to our or GCI’s operations or financial condition. Although our Company and GCI have not detected such a material security breach or cybersecurity incident to date, our Company and GCI have been the target of events of this nature and expect to be subject to similar attacks in the future. Our Company and GCI engage in a variety of preventive measures at an increased cost intended to reduce the risk of cyberattacks and safeguard our information systems and confidential customer information, but as with all companies, these measures may not be sufficient for all eventualities, and there is no guarantee that they will be adequate to safeguard against all cybersecurity incidents, system compromises, or misuses of data. Such measures include, but are not limited to, the following practices: application whitelisting, anti-malware, message and spam filtering, encryption, advanced firewalls, threat monitoring and detection, access controls, penetration testing, third party risk management and URL filtering. Despite these preventive and detective actions, our and GCI’s efforts may be insufficient to repel a cybersecurity incident, detect all cybersecurity threats, or prevent disruption of information systems in the future and prevent the risks described above.

In addition, some of the most significant risks to GCI’s information systems, networks, and infrastructure include:

●	cyberattacks that disrupt, damage, or allow unauthorized access to GCI’s network and computer systems by criminal or terrorist actors, which may result in data breaches or network disruptions;

●	undesired human actions including intentional or accidental errors, misconfigurations, and break-ins;

●	malware (including viruses, worms, and Trojan horses), software defects, unsolicited mass advertising, denial of service attacks, ransomware, and other malicious or abusive attacks by third parties; and

●	unauthorized access to GCI’s information technology, billing, customer care, and provisioning systems and networks and those of its vendors and other providers.

If hackers or cybercriminals gain access to our or GCI’s information systems, networks, or infrastructure, they may be able to access, steal, publish, delete, misappropriate, modify or otherwise disrupt access to confidential customer or employee data. Moreover, additional harm to customers or employees could be perpetrated by third parties who obtain unauthorized access to the confidential customer data. A network or other disruption of information systems (including one resulting from a cyberattack or other cybersecurity incident) could cause an interruption or degradation of service and diversion of management attention, as well as permit access, theft, publishing, deletion, misappropriation, or modification of confidential customer data. Due to the evolving techniques used in cyberattacks to disrupt or gain unauthorized access to technology networks, our Company or GCI may not be able to anticipate or prevent such disruption or unauthorized access.

The costs imposed on our Company and GCI as a result of a cybersecurity incident or disruption of information systems could be significant. Among others, such costs could include increased expenditures on cybersecurity measures, litigation, regulatory actions, fines, sanctions, lost revenue from business interruption, and damage to our or GCI’s reputation and the public’s perception regarding GCI’s ability to provide a secure service. As a result, a cybersecurity incident could have a material adverse effect on GCI’s and our Company’s business, financial condition, and operating results. Our Company and GCI also face similar risks associated with security breaches and other cybersecurity incidents affecting third parties with which we affiliate or otherwise conduct business. While GCI maintains cyber liability insurance that provides both third-party liability and first-party insurance coverage, its insurance may not be sufficient to protect against all of its losses from any future disruptions or breaches of its systems or other events as described above.

The processing, storage, sharing, use, disclosure and protection of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

Through our Company’s operations, sales and marketing activities, it collects and stores certain non-public personal information related to its customers. Our Company also gathers and retains information about employees in the normal course of business. Our Company may share information about such persons with vendors, contractors and other third parties that assist with certain aspects of its business. The collection, storage, sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by these businesses. Moreover, there are federal, state and international laws regarding privacy and the collection, storage, sharing, use, disclosure and protection of personally identifiable information and user data, including regulations specific to GCI’s operations as a telecommunications carrier or video service provider. Specifically, personally identifiable information is increasingly subject to changing legislation and regulations, in numerous jurisdictions around the world, which are intended to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Compliance with these laws and regulations may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance.

In addition, while Alaska has not, many states have passed comprehensive state data privacy laws, and some states have enacted issue-specific privacy laws covering health information and children's information. GCI’s failure, and/or the failure by the various third-party vendors and service providers with which GCI does business, to comply with applicable privacy policies or federal or state laws or changes in applicable laws and regulations, or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage GCI’s and our reputations and the reputation of their third-party vendors and service providers, discourage potential users from trying their products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, any one or all of which could adversely affect GCI’s business, financial condition and results of operations and, as a result, our Company. In addition, we, our subsidiaries or our business affiliates may not have adequate insurance coverage to compensate for losses.

Increases in data usage on GCI’s wired and wireless networks may cause network capacity limitations, resulting in service disruptions, reduced capacity, or slower transmission speeds for GCI’s customers.

Video streaming services, AI data processing and peer-to-peer file sharing applications use significantly more bandwidth than traditional Internet activity such as web browsing and email. As use of these services continues to grow, GCI’s customers will likely use more bandwidth than in the past.

Additionally, new wireless handsets and devices may place a higher demand for data on GCI’s wireless network. If this occurs, GCI could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation, or slower transmission speeds for its customers. Alternatively, GCI could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect its ability to retain and attract customers in affected areas. While our Company believes demand for these services may drive customers to pay for faster speeds, competitive or regulatory constraints may preclude GCI from recovering the costs of the necessary network investments, which could result in an adverse impact to its business, financial condition, and operating results.

Prolonged service interruptions or system failures could affect GCI’s business.

GCI relies heavily on its network equipment, communications providers, data, and software to support all of its functions. GCI relies on its networks and the networks of others for substantially all of its revenue. GCI is able to deliver services and serve its customers only to the extent that it can protect its network systems against damage from power or communication failures, computer viruses, natural disasters, unauthorized access, and other disruptions. While GCI endeavors to account for failures in the network by providing back-up systems and procedures, GCI cannot guarantee that these back-up systems and procedures will operate satisfactorily in an emergency. Disruption to its billing systems due to a failure of existing hardware and backup protocols could have an adverse effect on our Company’s revenue and cash flow. Should GCI experience a prolonged failure, it could seriously jeopardize its ability to continue operations. In particular, should a significant service interruption occur, GCI’s ongoing customers may choose a different provider, and its reputation may be damaged, reducing its attractiveness to new customers.

If failures occur in GCI’s owned or leased undersea fiber optic cable systems or capacity or GCI’s TERRA facilities and its extensions, or in terrestrial facilities owned by a third party upon which GCI relies for significant capacity, GCI’s ability to immediately restore the entirety of GCI’s service may be limited and our Company could incur significant costs.

GCI’s communications facilities include undersea fiber optic cable systems that carry a large portion of its traffic to and from the contiguous Lower 48 states, one of which provides an alternative geographically diverse backup communication facility to the other. GCI also obtains submarine cable-based services from unaffiliated providers operating on unaffiliated submarine cable systems. GCI’s facilities also include TERRA and its extensions, some of which are unringed, operating in a remote environment, and are at times difficult to access for repairs. Damage to an undersea fiber optic cable system or TERRA and its extensions could result in significant unplanned expense. For example, in January 2020, a fiber break occurred in GCI’s TERRA ring in Alaska’s Cook Inlet. Although service was not materially affected and has since been fully restored, and the financial impact was not significant, full functionality was not restored until March 2020 due to the uniquely challenging environmental conditions in the location of the fiber break. Similarly, in June 2023, a fiber break occurred in the network of a third-party provider of terrestrial capacity to GCI. GCI immediately re-routed customer services to be carried by GCI’s TERRA facilities, but service quality in several communities was materially impacted until full restoration was completed in September 2023. Another fiber break occurred in the network of the third-party provider in January 2025. GCI re-routed customer services to be carried by GCI’s TERRA facilities, but service quality in several communities was materially impacted until full restoration in September 2025. If a failure of both sides of the ring of GCI’s undersea fiber optic facilities or GCI’s ringed TERRA facility and its unringed extensions occurs and GCI is not able to secure alternative facilities, some of the communications services GCI offers to its customers could be interrupted, which could have a material adverse effect on our Company’s business, financial position, results of operations, or liquidity. Furthermore, if GCI were unable to obtain timely repair of a damaged submarine cable, it could incur greater costs for alternative connectivity, and its customers could experience prolonged disruptions or degraded services.

If a failure occurs in GCI’s satellite communications systems, GCI’s ability to immediately restore its service may be limited.

GCI’s communications facilities include satellite transponders that GCI uses to serve many rural and remote Alaska locations. Each of GCI’s C-band and Ku-band satellite transponders are backed up using on-board transponder redundancy. In the event of a complete spacecraft failure, the services are restored using capacity on other spacecraft that are held in reserve. If a failure of GCI’s satellite transponders occurs and GCI is not able to secure alternative facilities, some of the communications services GCI offers to its customers could be interrupted, which could have a material adverse effect on our Company’s business, financial position, results of operations, or liquidity.

GCI depends on a limited number of third-party vendors to supply communications equipment. If GCI does not obtain the necessary communications equipment, GCI will not be able to meet the needs of its customers.

GCI depends on a limited number of third-party vendors to supply wireless, Internet, and other telephony-related equipment. If GCI’s providers of this equipment are unable to meet GCI’s specifications or supply, in a timely manner or at all, the equipment necessary to meet GCI’s needs or provide them at an acceptable cost, GCI may not be able to satisfy demand for its services and competitors may fulfill this demand. Due to the unique characteristics of the Alaska communications markets (i.e., remote locations, rural, satellite-served, and low-density populations), in many situations GCI deploys and utilizes specialized, advanced technology and equipment that may not have a large market or demand. GCI’s vendors may not succeed in developing sufficient market penetration to sustain continuing production and may fail. Vendor bankruptcy, or acquisition without continuing product support by the acquiring company, may require GCI to replace technology before its otherwise useful end of life due to lack of ongoing vendor support and product development. New restrictions on sourcing of equipment utilized in federally-supported projects may further exacerbate these risks.

The suppliers and vendors on which GCI relies may also be subject to litigation with respect to technology on which GCI depends, including litigation involving claims of patent infringement. Such claims have been growing rapidly in the communications industry. Our Company is unable to predict whether GCI’s business will be affected by any such litigation. Our Company expects GCI’s dependence on key suppliers to continue as they develop and introduce more advanced generations of technology. The failure of GCI’s key suppliers to provide products or product support could have a material adverse effect on our Company’s business, financial position, and results of operations.

Supply chain disruptions could impact GCI’s ability to obtain equipment and other supplies for its business from its key suppliers and vendors on acceptable terms or at all. To date, GCI’s supply chain disruptions have been limited, but it may experience more severe supply chain disruptions in the future or supplier inability to manufacture or deliver equipment or parts. For example, changes in U.S. or foreign trade policies, including new or increased tariffs, export controls, supply chain restrictions, trade restrictions or sanctions, may result in supply chain disruptions. Any suspension or delay in GCI suppliers’ and vendors’ ability to provide us adequate equipment, consumer devices, software, support services, or supplies, or in GCI’s ability to procure equipment or supplies from other sources in a timely manner or at all, could impair its ability to meet customer demand and therefore could have a material adverse effect on our Company’s business, financial condition, or results of operations. In addition to causing supply chain disruptions, changes in U.S. or foreign trade policies may also result in higher costs for the equipment GCI procures, new compliance requirements and other challenges. If U.S. regulations impacting GCI’s supply chain require the removal of any such items from its networks, GCI could experience disruptions to its operations and increased costs. If GCI is unable to pass on any increased costs to customers without negatively impacting demand, or offset them through other measures, GCI's business, financial condition or results of operations could be materially adversely affected.

Uncertainty related to climate change and environmental laws, rules and regulations, and customer expectations could adversely affect GCI’s business.

In recent years, there has been a heightened public focus on climate change, sustainability, and environmental issues, and customer, regulatory, and shareholder expectations are evolving rapidly, with a focus on companies’ climate change readiness, response, and mitigation strategies. As a result, government regulation has been evolving rapidly.

Our Company expects that the trend of increasing environmental awareness will generally continue, which will result in higher costs of operations. GCI is committed to incorporating environmentally sustainable practices into its business. While undertaken in a manner designed to be as efficient and cost effective as possible, this may result in increases in GCI’s costs of operations relative to its competitors.

The potential impact of climate change on GCI’s operations and customers remains uncertain. The primary risk that climate change poses to GCI’s business is the potential for increases in severe weather in the areas in which it operates, including the potential destruction of some communities. See the risk factor entitled “Natural or man-made disasters or terrorist attacks could have an adverse effect on GCI’s business.” for more information on the impact of severe weather on our business. Potential physical effects of climate change, such as damage to GCI’s network infrastructure, could result in increased costs and loss of revenue. In addition, governmental initiatives to address climate change could, if adopted, restrict GCI’s operations, require GCI to make capital expenditures to comply with these initiatives, increase GCI’s costs, and impact GCI’s ability to compete. GCI’s inability to timely respond to the risks posed by climate change and the costs of compliance with climate change laws and regulations could have a material adverse impact on GCI.

In addition, there is regulatory uncertainty with respect to the U.S.’ climate change policy. On January 20, 2025, President Trump signed an executive order to withdraw the U.S. from the Paris Agreement, marking a significant shift in U.S. climate policy. It remains unclear what further actions the current administration may take with respect to domestic and international programs and initiatives, what support the Trump administration would have for any potential changes to such legislative programs and initiatives in Congress, and what the impacts of such changes may be.

GCI does not have insurance to cover certain risks to which it is subject, which could lead to the occurrence of uninsured liabilities.

As is typical in the communications industry, GCI is self-insured for damage or loss to certain of its transmission facilities, including its buried, undersea, and above-ground fiber optic cable systems. If GCI becomes subject to substantial uninsured liabilities due to damage or loss to such facilities, our Company’s financial position, results of operations or liquidity may be adversely affected.

GCI uses third-party vendors for its customer billing systems. Any errors, cyber-attacks or other operational disruption could have adverse operational, financial, and reputational effects on our Company’s business.

GCI’s third-party billing services vendors may experience errors, cybersecurity incidents, or other operational disruptions of their information systems that could negatively impact GCI and over which GCI may have limited control. Interruptions and/or failure of these billing services systems could disrupt GCI’s operations and impact its ability to provide or bill for its services, retain customers, or attract new customers, and negatively impact overall customer experience. Any occurrence of the foregoing could cause material adverse effects on our Company’s operations and financial condition, material weaknesses in its internal control over financial reporting and reputational damage.

Any significant impairment of GCI’s indefinite-lived intangible assets would lead to a reduction in its net operating performance and a decrease in its assets, and have a material adverse effect on GCI’s results of operations and financial condition.

GCI had $812 million of indefinite-lived intangible assets as of December 31, 2025, consisting of goodwill of $638 million, cable certificates of $149 million and other indefinite-lived intangible assets primarily comprised of wireless licenses of $25 million. Goodwill represents the excess of cost over fair value of net assets acquired in connection with business acquisitions and the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition. GCI’s cable certificates represent agreements or authorizations with government entities that allow access to homes in cable service areas, including the future economic benefits of the right to solicit and service potential customers and the right to deploy and market new services to potential customers.

GCI’s wireless licenses are from the FCC and give GCI the right to provide wireless service within a certain geographical area.

If GCI makes changes in its business strategy or if market or other conditions adversely affect its operations or the price of its common stock, it may be forced to record an impairment charge, which would lead to a decrease in its assets and a reduction in its net operating performance. GCI’s indefinite-lived intangible assets are tested annually for impairment during the fourth quarter and at any time upon the occurrence of certain events or substantive changes in circumstances that indicate the assets might be impaired. If the testing performed indicates that impairment has occurred, GCI is required to record an impairment charge for the difference between the carrying value and the fair value of the goodwill and/or the indefinite-lived intangible assets, as appropriate, in the period in which the determination is made. For example, during the third quarter of 2025, GCI recorded impairments in the amounts of $401 million for cable certificates and $16 million for other indefinite-lived intangible assets, and a goodwill impairment in the amount of $108 million. GCI will continue to monitor the Company’s current business performance and stock price versus current and updated long-term forecasts, among other relevant considerations, to determine whether it is more likely than not that the fair value of GCI Liberty is less than its carrying value. Future outlook declines in revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that additional carrying value adjustments are required, which could be material, and GCI could be required to record additional impairment charges on goodwill or other indefinite-lived intangible assets in the future, which could have a material adverse effect on GCI’s business, results of operations and financial condition.

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

If we are unable to retain key employees, our ability to manage our business could be adversely affected.

Our operational results have depended, and our future results will depend, upon the retention and continued performance of our management team. Our ability to hire and retain key employees for management positions could be impacted adversely by the competitive environment for management talent in the broadband communications and technology industries. The loss of the services of key members of management and the inability to hire, or a delay in hiring, new key employees could adversely affect our ability to manage our business and our future operational and financial results.

We will require a significant amount of cash to service our debt and to meet other obligations. Our ability to service our debt and other obligations will require access to funds, which may be restricted, and we may not be able to obtain additional financing, or refinance or renew our existing indebtedness, on acceptable terms or at all.

We will require a significant amount of cash to service our debt and to meet other obligations. As of December 31, 2025, we had approximately $971 million principal amount of debt outstanding, consisting of (i) GCI, LLC’s 4.750% senior notes due 2028, (ii) term and revolving loans under GCI, LLC’s senior secured credit facility with a syndicate of banks (the “Senior Credit Facility”) and (iii) a note payable to Wells Fargo originally issued by GCI Holdings (the “Wells Fargo Notes Payable”).

Our ability to make payments on and to refinance our debt and to fund planned capital expenditures and potential acquisitions will depend on our ability to access cash, and cash flows from operations may be insufficient to satisfy the respective financial obligations under indebtedness outstanding from time to time, and to arrange additional financing in the future. Accessing cash at operating subsidiaries will depend on those subsidiaries’ individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject. Our other potential sources of cash include available cash balances, dividends and interest from its investments, monetization of public investments, and proceeds from asset sales or capital raises.

Moreover, our ability to secure additional financing will depend upon our operating performance, our credit rating, general economic and credit and equity market conditions, including interest rate levels and the availability of credit generally, the state of competition in our market, the outcome of certain legislative and regulatory issues and financial, business and other factors, many of which are beyond our control. There can be no assurance that sufficient financing will be available, or that we will be able to renew or refinance existing indebtedness, on desirable terms or at all. If financing is not available when needed or is not available on favorable terms, we may be unable to take advantage of business or market opportunities as they arise or it may be necessary for us to curtail, delay or abandon our business growth plans, which could have a material adverse effect on our business and financial condition. Further, if we incur significant additional indebtedness to fund our plans, it could cause a decline in our credit rating and could increase our borrowing costs or limit our ability to raise additional capital.

We have significant indebtedness, which could adversely affect our business and financial condition.

As discussed above, as of December 31, 2025, we had approximately $971 million principal amount of debt outstanding. As a result of this significant indebtedness, we may:

●	experience increased vulnerability to general adverse economic and industry conditions;

●	be required to dedicate a substantial portion of cash flow from operations to principal and interest payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, strategic acquisitions and investments and other general corporate purposes;

●	be exposed to the risk of increased interest rates with respect to any variable rate portion of indebtedness;

●	be impeded in our ability to satisfy our obligations with respect to our indebtedness;

●	be restricted from making strategic acquisitions or required to make non-strategic divestitures;

●	be exposed to the risk of increased interest rates with respect to any variable rate portion of indebtedness;

●	be limited in our ability to obtain additional financing for working capital, capital expenditures, product and service development, debt service requirements, acquisitions, and general corporate or other purposes; and

●	be limited in planning for, or reacting to, changes in our business or market conditions and placing us, including our subsidiaries, at a competitive disadvantage compared to competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage may prevent us from exploiting.

In addition, it is possible that we may need to incur additional indebtedness in the future.

The agreements that govern our current and future indebtedness may contain various affirmative and restrictive covenants that will limit our discretion in the operation of our business.

The agreements governing our indebtedness contain various covenants that could materially and adversely affect our ability to finance future operations or capital needs and to engage in other business activities that may be in our best interest.

We may also enter into certain other indebtedness arrangements in the future. The instruments governing such indebtedness often contain covenants that, among other things, place certain limitations on a borrower’s ability to incur more debt, exceed specified leverage ratios, pay dividends, make distributions, make investments, repurchase stock, create liens, enter into transactions with affiliates, merge or consolidate, and transfer or sell assets. Any failure to comply with such covenants could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business and financial condition.

The various covenants in existing or future indebtedness may restrict our ability to expand or to pursue business strategies. Our ability to comply with these covenants may be affected by events beyond our and their control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we, and our subsidiaries, will be able to comply. A breach of these covenants could result in a default under the indenture and/or the credit agreements. If there were an event of default under the indenture and/or the credit agreements, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay the debt under any secured indebtedness when it becomes due, the lenders under such indebtedness could proceed against the assets that are pledged to them as security. Our assets or cash flow, and our subsidiaries’ assets or cash flow, may not be sufficient to repay borrowings under outstanding debt instruments in the event of a default thereunder.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Our borrowings under the Senior Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness could increase even though the amount borrowed remained the same, and our net income and cash flow could decrease.

In order to manage our exposure to interest rate risk, in the future, we may enter into derivative financial instruments, typically interest rate swaps and caps, involving the exchange of floating for fixed rate interest payments. If we are unable to enter into interest rate swaps, it may adversely affect our cash flow and may impact our ability to make required principal and interest payments on our indebtedness and, even if we use these instruments to selectively manage risks, there can be no assurance that we will be fully protected against material interest rate fluctuations.

Factors Relating to Ownership of Our Common Stock and the Securities Market

Our stock price may fluctuate significantly.

The market price of GCI Group common stock may fluctuate significantly due to a number of factors (none of which can be guaranteed to occur), some of which may be beyond our control, including:

●	actual or anticipated fluctuations in our operating results;

●	changes in earnings estimated by securities analysts or our ability to meet those estimates;

●	the operating and stock price performance of comparable companies; and

●	domestic and foreign economic conditions.

Our multi-series structure may depress the trading price of the shares of GCI Group common stock.

Our multi-series structure may result in a lower or more volatile market price of the shares of GCI Group common stock or in adverse publicity or other adverse consequences. Several stockholder advisory firms have announced their opposition to the use of multiple-class structures. As a result, the multi-series structure of GCI Group common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of the shares of GCI Group common stock.

If the GCI Liberty board determines to issue the shares of Ventures Group common stock, GCI Group common stock will become a tracking stock and a tracking stock structure may cause market confusion.

In the Separation, holders of Liberty Broadband common stock on the record date for the distribution only received shares of GCI Group common stock, which currently constitute 100% of the issued and outstanding common equity interest in all of GCI Liberty’s businesses, assets and liabilities, but the GCI Liberty restated articles authorizes the issuance of another group of common stock without the approval of GCI Liberty’s stockholders, the Ventures Group common stock. In the event that GCI Liberty issues Ventures Group common stock, GCI Group common stock will become a tracking stock. A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole. In the event that the GCI Group common stock and the Ventures Group common stock become tracking stocks, the GCI Group common stock would be intended to track the economic performance of particular businesses, assets and liabilities of GCI Liberty and its subsidiaries (the “GCI group”) as determined by the GCI Liberty board and the Ventures Group common stock would be intended to track the economic performance of other particular businesses, assets and liabilities of GCI Liberty and its subsidiaries (the “Ventures group”) as determined by the GCI Liberty board. GCI Liberty would attribute, for financial reporting purposes, all of its consolidated assets, liabilities, revenue, expenses and cash flows between the GCI group and the Ventures group. However, notwithstanding such attribution, GCI Liberty and its subsidiaries would retain legal title to all of GCI Liberty’s consolidated assets, and GCI Liberty’s tracking stock capitalization would not limit GCI Liberty’s legal responsibility, or that of GCI Liberty’s subsidiaries, for the liabilities included in any set of financial statement schedules.

Holders of GCI Group common stock or Ventures Group common stock would not have any legal rights related to specific assets attributed to their associated group and, in any liquidation, holders of GCI Group common stock and Ventures Group common stock would be entitled to receive a proportionate share of GCI Liberty’s available net assets based on their respective number of liquidation units. Depending on the composition of the assets underlying GCI Liberty’s tracking stock groups from time to time, confusion in the marketplace may occur if holders of GCI Liberty’s tracking stock mistakenly believe they own stock of a company attributed to the applicable tracking stock group or they have any equity or voting interests with respect to companies attributed to one of GCI Liberty’s tracking stock groups.

The GCI Liberty board has discretion to create the Ventures group and to reattribute businesses, assets and liabilities that are attributed to one tracking stock group to another tracking stock group, without the approval of any of GCI Liberty’s stockholders. Any such reattribution made by the GCI Liberty board, as well as the existence, in and of itself, of the right to effect a reattribution, may impact the ability of investors to assess the future prospects of the businesses and assets attributed to a tracking stock group, including liquidity and capital resource needs, based on past performance.

In addition, the assets attributed to one group are potentially subject to the liabilities attributed to another group, even if those liabilities arise from lawsuits, contracts or indebtedness that are attributed to such other group. No provision of the GCI Liberty restated articles prevents GCI Liberty from satisfying liabilities of one group with assets of another group, and GCI Liberty’s creditors will not in any way be limited by GCI Liberty’s tracking stock capitalization from proceeding against any assets they could have proceeded against if GCI Liberty did not have a tracking stock capitalization.

GCI Liberty cannot assure you that the market price of the common stock related to a group will, in fact, reflect the performance of the group of businesses, assets and liabilities attributed to that group. Holders of GCI Group common stock and Ventures Group common stock (if and when issued) will be common stockholders of GCI Liberty as a whole and, as such, will be subject to all risks associated with an investment in GCI Liberty and all of GCI Liberty’s businesses, assets and liabilities. As a result, the market price of each tracking stock may, in part, reflect events that are intended to be reflected or tracked by a different tracking stock of GCI Liberty.

If the GCI Liberty board decides to implement a tracking stock capital structure, such structure could create conflicts of interest, and the GCI Liberty board may make decisions that could adversely affect only some holders of GCI Liberty’s common stock.

If the GCI Liberty board decides to issue the Ventures Group common stock, such tracking stock structure could give rise to occasions when the interests of holders of stock related to one group might diverge or appear to diverge from the interests of holders of stock of the other group. GCI Liberty’s officers and directors owe fiduciary duties to GCI Liberty as a whole and all of GCI Liberty’s stockholders, as opposed to only holders of a particular group. Decisions deemed to be in the best interest of GCI Liberty and all of GCI Liberty’s stockholders may not be in the best interest of a particular group when considered independently.

Holders of shares of stock relating to a particular group may not have any remedies if any action by GCI Liberty’s directors or officers has an adverse effect on only that stock, or on a particular series of that stock.

If the GCI Liberty board decides to implement a tracking stock capital structure, Nevada law and the provisions of the GCI Liberty restated articles may protect decisions of the GCI Liberty board that have a disparate impact upon holders of shares of stock relating to a particular group, or upon holders of any series of stock relating to a particular group. Under Nevada law, the GCI Liberty board has a duty to act with due care and in the best interests of all of GCI Liberty’s stockholders, regardless of the stock, or series, they hold. Under Nevada law and the GCI Liberty restated articles, our board of directors owes fiduciary duties to act in good faith and with a view to the interests of GCI Liberty, including the interests of all common stockholders, and does not have separate or additional duties to any subset of those stockholders. There is no statutory or judicial authority in Nevada establishing that decisions by directors or officers involving differing treatment of holders of tracking stocks would be judged by a standard other than Nevada’s statutory business judgment rule. In addition, our board of directors, in acting with a view to the interest of the corporation, may consider other relevant facts, circumstances, contingencies or constituencies, which may include interests beyond those of just the stockholders, such as the interests of employees, customers or creditors, as well as considerations about the economy or society, among other interests. In some circumstances, GCI Liberty’s directors or officers may be required to make a decision that might be viewed as relatively disadvantageous to the holders of shares relating to a particular group or to the holders of a particular series of that stock. Under the principles of Nevada law, including the business judgment rule referred to above, you may not be able to successfully challenge decisions that you believe have a disparate impact upon the stockholders of one of GCI Liberty’s groups if the GCI Liberty board acts through disinterested and independent members, in good faith and with a view to the interests of GCI Liberty, including all of GCI Liberty’s stockholders and other constituencies which the board is permitted to consider. Additionally, if the presumption that a director or officer so acted is rebutted, it must also be proven that such breach of a duty involved intentional misconduct, fraud or a knowing violation of law.

GCI Liberty may dispose of its assets, even if they are attributed to a tracking stock group, without stockholder approval (except to the extent such approval is required under Nevada law or GCI Liberty’s restated articles).

Nevada law requires stockholder approval only for a sale or other disposition of all of the property and assets of GCI Liberty taken as a whole, and the GCI Liberty restated articles do not require a separate class vote in the case of a sale of any amount of assets of the tracking stock groups of GCI Liberty. Pursuant to the GCI Liberty restated articles, GCI Liberty may approve sales and other dispositions of any amount of the assets of a tracking stock group without any stockholder approval unless the GCI Liberty board seeks to classify a group disposition (as defined below) as an exempt disposition (as defined below).

If GCI Liberty disposes of all or substantially all of the assets attributed to any group (which means, for this purpose, assets representing at least 80% of the fair market value of the total assets of the disposing group, as determined by the GCI Liberty board), GCI Liberty would be required under the terms of the GCI Liberty restated articles, if the disposition is not an exempt disposition under the terms of the GCI Liberty restated articles, to choose one or more of the following three alternatives:

●	declare and pay a dividend on the disposing group’s common stock;

●	redeem shares of the disposing group’s common stock in exchange for cash, securities or other property; and/or

●	convert all or a portion of the disposing group’s outstanding common stock into common stock of the other group at a specified premium.

Pursuant to the GCI Liberty restated articles, an “exempt disposition” includes the following with respect to each tracking stock group:

●	the disposition of all or substantially all of GCI Liberty’s assets in connection with the liquidation, dissolution or winding up of GCI Liberty;

●	a dividend, other distribution or redemption in accordance with the GCI Liberty restated articles;

●	a disposition of all or substantially all of the assets of such tracking stock group (“group disposition”) to a party controlled by GCI Liberty;

●	a group disposition in connection with any disposition of all or substantially all of the assets of such tracking stock group in which GCI Liberty receives equity securities of the purchaser, if a significant portion of the business of such purchaser is similar or complementary to the businesses attributable to such group prior to such disposition; or

●	a group disposition as to which the GCI Liberty board obtains the requisite approval of the applicable voting stockholders to classify such group disposition as an exempt disposition.

In this type of a transaction, holders of the disposing group’s common stock may receive less value than the value that a third-party buyer might pay for all or substantially all of the assets of the disposing group.

The GCI Liberty board will decide, in its sole discretion, how to proceed, and it is not required to select the option that would result in the highest value to holders of any stock related to a particular group.

The GCI Liberty board may, in its sole discretion, elect to convert the common stock relating to one group into common stock relating to the other group, thereby changing the nature of your investment and possibly diluting your economic interest in GCI Liberty, which could result in a loss in value to you.

The GCI Liberty restated articles permit the GCI Liberty board, in its sole discretion, to convert all of the outstanding shares of common stock relating to one of GCI Liberty’s groups into shares of common stock of the other group on terms described in paragraphs (b)(ii)(iii) of Article IV, Section A.2 of the GCI Liberty restated articles. The foregoing conversion would be made at a ratio based on the relative trading prices of Series C GCI Group common stock (or another series of GCI Group common stock subject to certain limitations) and Series C Ventures Group common stock (or another series of Ventures Group common stock, subject to certain limitations) over a specified 20-trading day period. A conversion would preclude the holders of stock related to each group involved in such conversion from retaining their investment in a security that is intended to reflect separately the performance of the relevant group. GCI Liberty cannot predict the impact on the market value of GCI Liberty’s common stock of (1) the GCI Liberty board’s ability to effect any such conversion or (2) the exercise of this conversion right by the GCI Liberty board. In addition, the GCI Liberty board may effect such a conversion at a time when the market value of GCI Liberty’s different stocks could cause the stockholders of one group to be disadvantaged.

Our multi-series voting structure and potential tracking stock structure may limit your ability to influence corporate matters and future issuances of GCI Group common stock or Ventures Group common stock may further dilute the voting power of shares of GCI Group common stock.

GCI Group common stock is divided into three series of common stock: Series A GCI Group common stock, Series B GCI Group common stock and Series C GCI Group common stock. Holders of record of Series A GCI Group common stock are entitled, and holders of record of Series A Ventures Group common stock, if issued, will be entitled, to one vote for each share of such stock and holders of record of Series B GCI Group common stock are entitled, and holders of record of Series B Ventures Group common stock, if issued, will be entitled, to ten votes for each share of such stock on all matters submitted to a vote of stockholders. Holders of record of Series C GCI Group common stock are not entitled, and holders of record of Series C Ventures Group common stock, if issued, will not be entitled, to any voting rights, except as otherwise required by Nevada law, in which case, each such holder of record of Series C GCI Group common stock or holder of record of Series C Ventures Group common stock will be entitled to 1/100th of a vote per share. Our restated articles do not provide for cumulative voting in the election of directors and permit future issuances of shares of each series of GCI Group common stock, and Ventures Group common stock. Any future issuances of GCI Group common stock and Ventures Group common stock may dilute your interest in our Company and the GCI Group common stock.

Although Series B GCI Group common stock is quoted on the OTC Markets, it is sparsely traded and does not have an active trading market. Only Series A GCI Group common stock shares and Series C GCI Group common stock shares are listed and traded on the Nasdaq Global Select Market. As a result, your ability to purchase Series B GCI Group common stock shares is limited. Future issuances of Series B GCI Group common stock or Series B Ventures Group common stock will dilute the aggregate voting power of the issued and outstanding shares of GCI Group common stock or Ventures Group common stock, respectively, and may further concentrate the aggregate voting power of our issued and outstanding shares of common stock among the holders of Series B GCI Group common stock or Series B Ventures Group common stock, respectively. The voting and conversion rights of the Series B GCI Group common stock shares, our ability to issue additional Series B GCI Group common stock shares and your limited ability to purchase Series B GCI Group common stock shares may limit your ability to influence corporate matters and adversely affect the value of Series A GCI Group common stock shares and Series C GCI Group common stock shares.

Holders of the common stock of tracking stock groups will vote together and will have limited separate voting rights.

Holders of the common stock of tracking stock groups will vote together as a single class, except in certain limited circumstances prescribed by the GCI Liberty restated articles or under Nevada law. If GCI Liberty attributes assets, liabilities and businesses to the Ventures group and issues shares of Ventures Group common stock, each share of Series B common stock of each group will have ten votes per share, and each share of Series A common stock of each group will have one vote per share. Holders of Series C common stock of each group will have no voting rights, other than those required under Nevada law and in such case, will have 1/100th of a vote per share. When holders of GCI Group common stock and the Ventures Group common stock vote together as a single class, holders having a majority of the votes will be in a position to control the outcome of the vote even if the matter involves a conflict of interest among GCI Liberty’s stockholders or has a greater impact on one group than another. Except as required under Nevada law, the holders of any shares of any class or series of GCI Liberty capital stock can validly approve a proposal that has been submitted by the GCI Liberty board to the stockholders for approval to amend the GCI Liberty restated articles in any manner that affects one or more classes or series of GCI Group common stock or GCI Liberty non-voting preferred stock (collectively, the “GCI Liberty capital stock”) that has been authorized even if no shares of such class or series of authorized GCI Liberty capital stock is outstanding as of the date of such approval.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including disclosures about our executive compensation, that apply to other public companies.

We are classified as an “emerging growth company” under the Jumpstart Our Business Startups Act. As a result, we have reduced Sarbanes-Oxley Act compliance requirements, as discussed elsewhere, for as long as we are an emerging growth company, which may be up to five full fiscal years. Unlike other public companies, we will not be required to, among other things, (i) comply with certain audit-related requirements that we would otherwise be subject to but for our status as an emerging growth company, (ii) provide certain disclosures regarding executive compensation required of larger public companies or (iii) hold nonbinding advisory votes on executive compensation.

To the extent that we rely on any of the exemptions available to emerging growth companies, you will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. If some investors find GCI Group common stock to be less attractive as a result, there may be a less active trading market for GCI Group common stock and our stock price may be more volatile.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to complete a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures, our management is required to assess and issue a report concerning our internal control over financial reporting, and our independent auditors are required to issue an attestation regarding our internal control over financial reporting. However, as an emerging growth company, we are not required to have our independent auditors attest to the effectiveness of our internal control over financial reporting until our first annual report subsequent to ceasing to be an emerging growth company. As a result, we may not be required to have our independent auditors attest to the effectiveness of our internal control over financial reporting until as late as the annual report for the year ending December 31, 2030. Although we do expect the annual costs to comply with Section 404 to be significant (based on our preliminary assessments), the rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex, subject to change, and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting when we are required to do so or our auditors identify material weaknesses in our internal control, investor confidence in our financial results may weaken, and our stock price may suffer.

It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.

Certain provisions of our restated articles and bylaws may discourage, delay or prevent a change in control of GCI Liberty that a stockholder may consider favorable. These provisions include the following:

●	authorizing a capital structure with multiple series of common stock of each group: a Series B share that entitles the holders to ten votes per share, a Series A share that entitles the holders to one vote per share, and a Series C share that, except as otherwise required by applicable law, entitles the holders to no voting rights;

●	classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;

●	limiting who may call special meetings of stockholders;

●	prohibiting stockholder action by written consent (subject to certain exceptions), thereby requiring stockholder action to be taken at a meeting of the stockholders;

●	requiring stockholder approval by holders of at least 66 2∕3% of our voting power with respect to certain extraordinary matters, such as removal of directors, a merger or consolidation, a sale of all or substantially all of our assets or an amendment to our restated articles (except in the event approved by at least 75% of our board of directors);

●	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

●	the existence of authorized and unissued stock, including “blank check” preferred stock, which could be issued by our board of directors to persons friendly to its then-current management, thereby protecting the continuity of its management, or which could be used to dilute the stock ownership of persons seeking to obtain control of our Company.

In addition, John C. Malone, our Chairman, currently beneficially owns shares representing the power to direct approximately 53.5% of the aggregate voting power in our company, due to his beneficial ownership of approximately 93.9% of the outstanding shares of our Series B GCI Group common stock as of January 31, 2026, subject to the Malone nonvoting side letter. See the risk factor entitled “John C. Malone, Chairman of the Board, owns shares of GCI Group common stock representing approximately 53.5% of the aggregate voting power of our Company, as of January 31, 2026. While Mr. Malone’s voting power is currently subject to the Malone nonvoting side letter, his current and potential voting power may be deemed to put him in a position to influence significant corporate actions and may discourage others from initiating a potential change of control transaction that may be beneficial to our stockholders.” for more information.

Case law in Nevada may be less likely to provide guidance for specific fact scenarios than in Delaware.

We are a Nevada corporation. Because of Delaware’s prominence as a state of incorporation for many large corporations, the Delaware courts have developed considerable expertise in dealing with corporate issues and a substantial body of case law has developed construing Delaware law under certain sets of facts. While Nevada also has adopted comprehensive, modern and flexible corporate law statutes, because the volume of Nevada case law concerning the effects of its statutes and regulations is more limited, we may experience, and our stockholders may experience, less predictability with respect to the legal requirements in connection with corporate affairs and transactions, and stockholders’ rights to challenge them in specific situations where the application of the statute may be open to differing interpretations.

Our directors and officers are protected from liability for a broad range of actions.

Nevada law, by default, with certain specific exceptions, eliminates the liability of directors and officers, to a corporation or its stockholders, except where (i) the presumption that such director or officer has acted in good faith, with a view to the interests of the corporation has been rebutted, and (ii) it is proven that such director’s or officer’s act or failure to act was a breach of his or her fiduciary duties and involved intentional misconduct, fraud or a knowing violation of law. Our restated articles provide that, to the fullest extent permitted by Nevada law, our Company’s directors and officers will not be individually liable to the Company or any of its stockholders or creditors for damages as a result of any act or failure to act in his or her capacity as a director or officer.

Our restated articles provide that the Eighth Judicial District Court of the State of Nevada shall be the exclusive forum for certain litigation that may be initiated by our stockholders, and that the federal courts shall be the exclusive forum for claims under the Securities Act of 1933, as amended (the “Securities Act”); these provisions could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our restated articles provide that, subject to limited exceptions, the Eighth Judicial District Court of the State of Nevada in Clark County, Nevada (the “Nevada Eighth Judicial District Court”) (or if the Nevada Eighth Judicial District Court does not have jurisdiction, any other state district court located in the State of Nevada, and if no state district court in the State of Nevada has jurisdiction, any federal court located in the State of Nevada) shall, to the fullest extent permitted by law, be the exclusive forum for certain specified types of “internal actions” as defined under Nevada law, including (a) those brought in the name or right of our Company or on its behalf; (b) those for or based upon a breach of fiduciary duty against any director, officer, employee or agent of our Company in such capacity; (c) those arising pursuant to, or to interpret, apply, enforce or determine the validity of, any provision of the Nevada statutes with respect to business entities, the articles of incorporation or the bylaws of our Company, or certain voting agreements or trusts to which it may be a party.

In addition, our restated articles provide that unless GCI Liberty consents in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be, to the fullest extent provided by law, the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. The GCI Liberty restated articles further provide that, for the avoidance of doubt, this exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any other claim for which the federal courts of the U.S. have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, to the fullest extent permitted by law, the GCI Liberty restated articles provide that the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, which creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or rules and regulations thereunder.

These choice of forum provisions may otherwise limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents. Stockholders who do bring a claim in the Nevada Eighth Judicial District Court could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Nevada. The Nevada Eighth Judicial District Court may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Similarly, the federal district courts may also reach different judgments in Securities Act cases than state courts. Alternatively, if a court were to find the choice of forum provision contained in our restated articles to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

The holders of any series of GCI Group common stock, or the holders of GCI Group common stock as a whole, may not have any remedies if an action by our directors or officers prioritizes other interests or has a disparate effect on GCI Group common stock or any series thereof.

Principles of Nevada law and the provisions of our restated articles may protect decisions of our board of directors that weigh interests different from those of the holders of GCI Group common stock, or any series thereof, or that have a disparate impact upon holders of any series of GCI Group common stock. Under Nevada law, the board of directors has the duty to exercise its powers in good faith and with a view to the interests of the corporation. In doing so, the board of directors may consider all relevant facts, circumstances, contingencies or constituencies, including, without limitation, the interests of the corporation’s employees, suppliers, creditors or customers; the economy of the state or the nation; the interests of the community or of society; the long-term or short-term interests of the corporation, including the possibility that these interests may be best served by the continued independence of the corporation; or the long-term or short-term interests of the corporation’s stockholders, including the possibility that these interests may be best served by the continued independence of the corporation. Directors may consider or assign weight to the interests of any particular person or group, or to any other relevant facts, circumstances, contingencies or constituencies and are not required to consider, as a dominant factor, the effect of a proposed corporate action upon any particular group or constituency having an interest in the corporation. Under the principles of Nevada law referred to above and the business judgment rule, you may not be successful in challenging these decisions if a majority of our board of directors, or a committee thereof, is disinterested, independent and adequately informed with respect to decisions of the board and acts in good faith and with a view to the interests of the corporation, including all of our stockholders.

Although Series B GCI Group common stock is quoted on the OTC Markets, there is no meaningful trading market for the stock.

The shares of Series B GCI Group common stock are not widely held, with approximately 93.9% of the outstanding shares of Series B GCI Group common stock beneficially owned by Mr. Malone as of January 31, 2026. Although Series B GCI Group common stock is quoted on the OTC Markets, it is sparsely traded and does not have an active trading market. The OTC Markets tend to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is also a greater chance of market volatility for securities that are quoted on the OTC Markets as opposed to a national exchange or quotation system. This volatility is due to a variety of factors, including a lack of readily available price quotations, lower trading volume, the absence of consistent administrative supervision of “bid” and “ask” quotations, and market conditions. Each share of Series B GCI Group common stock is convertible, at any time at the option of the holder, into one share of Series A GCI Group common stock, which is listed and traded on the Nasdaq Global Select Market under the symbol “GLIBA.”

GCI Liberty common stock transactions by our insiders could depress the market price of those stocks.

Sales of, or hedging transactions such as collars relating to, shares of our common stock by our Chairman of the Board of Directors or any of our other directors or executive officers, could cause a perception in the marketplace that the stock price of the relevant shares has peaked or that adverse events or trends have occurred or may be occurring at our Company or the group to which the shares relates. This perception can result notwithstanding any personal financial motivation for these transactions. As a result, insider transactions could depress the market price for shares of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

GCI Liberty’s corporate level Information Technology (“IT”) and cybersecurity functions are provided by Liberty Media as part of the Services Agreement described in Part I, Item 1. “Business.” Through the Services Agreement, we participate in Liberty Media’s processes for assessing, identifying, and managing risks from cybersecurity threats at the corporate headquarters, as detailed below. GCI Holdings operates its own cybersecurity function with oversight from GCI Liberty.

We are committed to protecting the security and integrity of our systems, networks, databases and applications and, as a result, have implemented processes designed to prevent, assess, identify, and manage material risks associated with cybersecurity threats.  Cybersecurity risks are assessed as part of our enterprise risk assessment and risk management program and our cybersecurity risk management program is designed and assessed based on recognized frameworks, including the National Institute of Standards and Technology Cybersecurity Framework.

We rely on a multidisciplinary team, including our information security function, legal department, management, and third-party consultants, as described further below, to identify, assess, and manage cybersecurity threats and risks. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, using manual and automated tools, such as vulnerability scanning software, monitoring existing and emerging cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating our industry’s risk profile, utilizing internal and external audits and assessments, and conducting threat and vulnerability assessments.

To manage and mitigate material risks from cybersecurity threats to our information systems and data, we implement and maintain various technical, physical and organizational measures, processes and policies. These measures include risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our IT, security and other departments, encryption of data, network security controls, access controls, physical security, asset management, system monitoring, a vendor risk management program, employee cybersecurity awareness and training, phishing tests, and penetration testing. Cybersecurity awareness training is also made available to our board of directors.

In the event of a potential cybersecurity incident, or a series of related cybersecurity incidents, we have cybersecurity incident response frameworks in place at the corporate level and at GCI Holdings. These frameworks are a set of coordinated procedures and tasks that our incident response teams execute with the goal of ensuring timely and accurate identification, resolution and reporting of cybersecurity incidents both internally and externally, as necessary.

To operate our businesses, we utilize certain third-party service providers to perform a variety of operational functions. We have implemented a third-party risk management program to evaluate the cybersecurity practices of higher risk vendors and vendors that encounter our systems or data. We additionally engage and retain third-party consultants, legal advisors and assessors to keep us apprised of emerging third-party risk, defense and mitigation strategies, and governance best practices.

Impact of cybersecurity risks on business strategy, results of operations or financial condition

As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.

For additional information on our cybersecurity risks, see Part I, Item 1A. “Risk Factors” under the risk factor entitled “Cyberattacks or other network disruptions could have an adverse effect on our Company and GCI’s business" in this Annual Report on Form 10-K.

Governance

Role of the Board of Directors

Our board of directors has overall responsibility for risk oversight and has delegated to the Audit Committee primary enterprise risk oversight responsibility, including privacy and cybersecurity risk exposures, policies and practices, the steps management takes to detect, monitor and mitigate such risks and the potential impact of those exposures on our business, financial results, operations and reputation. The Audit Committee receives quarterly updates on the enterprise risk management program, including cybersecurity risks and the initiatives undertaken to identify, assess and mitigate such risks. This cybersecurity reporting may include threat and incident reporting, vulnerability detection reporting, risk mitigation metrics, systems and security operations updates, employee education initiatives, and internal audit observations, if applicable.

In addition to the efforts undertaken by the Audit Committee, the full board of directors regularly reviews matters relating to cybersecurity risk and cybersecurity risk management. Any material cybersecurity events would be brought to the attention of the full board of directors once the event is deemed material. We additionally use our incident response framework as part of the process we employ to keep our management and board of directors informed and to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents.

Role of Management

Through the Services Agreement with Liberty Media discussed in Part I, Item 1. “Business” of this Annual Report on Form 10-K, we have established a cross functional Information Security Steering Committee (“ISSC”) with executives from our Legal, Accounting, Internal Audit and Risk Management, Cybersecurity and Technology departments. The ISSC has management oversight responsibility for assessing and managing technology and operational risk, including information security, fraud, vendor, data protection and privacy, business continuity and resilience, and cybersecurity risks at the corporate level and our subsidiaries.

At GCI Holdings, there is an Enterprise Security Office (“ESO”), led by the Chief Information Security Officer (“CISO”), which is responsible for day-to-day management and oversight of subsidiary cybersecurity, including assessing, monitoring and mitigating cybersecurity risk. The CISO provides regular reporting to GCI executive management and the ISSC.

GCI Liberty has also established a Compliance Committee responsible for overseeing and monitoring all corporate compliance initiatives at GCI Holdings, including cybersecurity. The Compliance Committee is composed of members of GCI Liberty’s ISSC as well as GCI Holding’s executive leadership team, including the President & Chief Operating Officer, Chief Legal & Administrative Officer, and Chief Financial Officer. The CISO reports periodically to the Compliance Committee on cybersecurity risks and initiatives as well as any cybersecurity events, as applicable.

Our management team’s experience includes a diverse background in telecom and other industries, with decades of experience in various aspects of cybersecurity. Liberty Media’s Head of Cybersecurity has more than 15 years of cybersecurity, information technology and risk management experience and holds certifications in information privacy and information systems risks and controls. GCI Holding’s CISO has more than 20 years of experience and holds multiple certifications including Certified Information Security Systems Professional and Certified in Risk and Information System Control. Combined, they have worked at a variety of companies, including large consulting, private, and publicly traded companies, where they advised on, implemented and managed IT and cybersecurity programs and teams, developed tools and processes to protect internal & cloud networks, customer payment systems and telecommunications networks used by customers to transmit data. Together, the Liberty Media and GCI information security functions have extensive relevant education, professional certifications, and industry experience.

Item 2. Properties

GCI Liberty

In connection with the Separation, a wholly owned subsidiary of Liberty Media entered into a facilities sharing agreement with GCI Liberty, pursuant to which GCI Liberty shares office facilities with Liberty Media located at 12300 Liberty Boulevard, Englewood, Colorado, 80112.

GCI Holdings

GCI Holdings’ properties do not lend themselves to description by location of principal units. The majority of GCI Holdings’ properties are located in Alaska.

GCI Holdings leases a large portion of its executive, corporate and administrative facilities and business offices. GCI Holdings’ operating, executive, corporate and administrative properties are in good condition. GCI Holdings considers its properties suitable and adequate for its present needs.

GCI Holdings’ properties consist primarily of undersea and terrestrial fiber optic cable networks, switching equipment, satellite transponders and earth stations, microwave radio, cable and wire facilities, cable head-end equipment, wireless towers and equipment, coaxial distribution networks, connecting lines (aerial, underground and buried cable), routers, servers, transportation equipment, computer equipment, general office equipment, land, land improvements, landing stations and other buildings. Substantial amounts of GCI Holdings’ properties are located on or in leased real property or facilities. Substantially all of GCI Holdings’ properties secure the Senior Credit Facility. See note 5 to the accompanying consolidated financial statements found in Part II, Item 8. “Financial Statement and Supplementary Data” of this Annual Report on Form 10-K for additional information on the Senior Credit Facility.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

GCI Liberty, Inc.’s (“GCI Liberty,” the “Company,” “we,” “us” and “our”) Series A GCI Group and Series C GCI Group common stock trade on the Nasdaq Global Select Market under the symbols “GLIBA” and “GLIBK,” and our Series B GCI Group common stock is quoted on the OTC Markets under the symbol “GLIBB,” but it is not actively traded. Stock price information for securities traded on the Nasdaq Global Select Market can be found on the Nasdaq’s website at www.nasdaq.com.

The following table sets forth the range of high and low sales prices of shares of our Series B GCI Group common stock for the periods they were outstanding during the year ended December 31, 2025.  There is no established public trading market for our Series B GCI Group common stock, which is quoted on the OTC Markets. Such over-the-counter market quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	GCI Liberty
	Series B GCI Group common stock (GLIBB)
	High	Low
2025
Third quarter (after July 14, 2025)	$35.25	35.25
Fourth quarter	$37.35	27.64

Holders

As of January 31, 2026, there were 278, 35 and 1,108 holders of our Series A, Series B and Series C GCI Group common stock, respectively. The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

As of December 31, 2025, the Company does not have an approved share repurchase program in place. Accordingly, there were no repurchases of GCI Liberty Series A, Series B or Series C GCI Group common stock during the three months ended December 31, 2025.

During the three months ended December 31, 2025, zero shares of GCI Liberty Series A GCI Group common stock, zero shares of GCI Liberty Series B GCI Group common stock and 74 shares of GCI Liberty Series C GCI Group common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information regarding the historical consolidated results of operations and financial condition of GCI Liberty, Inc.(“GCI Liberty,” the “Company,” “we,” “us” and “our”). This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

Overview

GCI Liberty consists of 100% of the outstanding equity interests in GCI, LLC, GCI Holdings, LLC (“GCI Holdings” or “GCI”) and their subsidiaries (collectively, the “GCI Business”), and was formerly owned by Liberty Broadband Corporation (“Liberty Broadband”), prior to the Separation (defined below).

GCI Liberty was formed in Nevada in December 2024 for the purpose of ultimately holding the GCI Business. On July 14, 2025, Liberty Broadband and its subsidiaries completed an internal reorganization in order for Liberty Broadband to transfer the GCI Business to GCI Liberty in exchange for GCI Liberty stock, including 10,000 shares of GCI Liberty non-voting preferred stock, and the assumption of liabilities related to the GCI Business by GCI Liberty. The internal reorganization resulted in GCI Liberty owning, directly or indirectly, GCI, LLC and the operations comprising, and the entities that conduct, the GCI Business. Following the internal reorganization, Liberty Broadband sold all of the non-voting preferred stock (the “Preferred Stock Sale”) to third parties. The non-voting preferred stock is issued by GCI Liberty and has a 12% dividend rate and $1,000 per share liquidation price plus accrued and unpaid dividends. The mandatory redemption date is July 14, 2032. Following the Preferred Stock Sale, GCI Liberty effected a reclassification of GCI Liberty’s existing common stock into a sufficient number of shares of Series A GCI Group common stock (“GLIBA”), Series B GCI Group common stock (“GLIBB”) and Series C GCI Group common stock (“GLIBK”) to complete the divestiture of GCI Liberty pursuant to the distribution (the “Distribution”) by Liberty Broadband to the holders of record of Liberty Broadband common stock, as of the record date for the Distribution, of all the shares of GCI Group common stock held by Liberty Broadband immediately prior to the Distribution. The internal reorganization, the Preferred Stock Sale, the reclassification and the Distribution are collectively referred to as the “Separation.”

In connection with the Separation, the Company entered into certain agreements, including a separation and distribution agreement, a tax sharing agreement (the “Tax Sharing Agreement”) and a tax receivables agreement (the “Tax Receivables Agreement”), pursuant to which, among other things, GCI Liberty and Liberty Broadband will indemnify each other against certain losses that may arise. The Tax Sharing Agreement governs the allocation of taxes, tax benefits, tax items and tax-related losses between Liberty Broadband and GCI Liberty, and the Tax Receivables Agreement governs the respective rights and obligations of Liberty Broadband and GCI Liberty with respect to certain tax matters. In addition, the Company entered into certain agreements, including a services agreement (the “Services Agreement”), a facilities sharing agreement and an aircraft time sharing agreement, with Liberty Media Corporation (“Liberty Media”) and/or its subsidiaries. Pursuant to the Services Agreement, Liberty Media provides GCI Liberty with public company support services, including legal, tax, accounting, treasury, information technology, cybersecurity, internal auditing and investor relations services. GCI Liberty reimburses Liberty Media for all out-of-pocket expenses incurred by Liberty Media in providing the services and pays a services fee that is subject to review and evaluation for reasonableness on a quarterly basis. The fees payable to Liberty Media for the first year of the services agreement are not expected to exceed approximately $5 million. In addition, the Company expects to incur corporate overhead expenses, which are primarily related to being a standalone public company, of approximately $5 million annually. For the year ended December 31, 2025, approximately $4 million was reimbursable to Liberty Media under these various agreements.

On November 25, 2025, GCI Liberty distributed subscription rights (the “Series C GCI Group Rights”) to purchase shares of GLIBK to holders of GLIBA, GLIBB, and GLIBK in connection with a rights offering (the “Rights Offering”) that commenced on November 26, 2025. GCI Liberty distributed 0.3838 of a Series C GCI Group Right for each share of GLIBA, GLIBB, or GLIBK held as of 5:00 p.m., New York City time, on November 24, 2025. Fractional Series C GCI Group Rights were rounded up to the nearest whole right. Each whole Series C GCI Group Right entitled the holder to purchase, pursuant to the basic subscription privilege, one share of GLIBK at a subscription price of $27.20, which was equal to an approximate 20% discount to the volume weighted average trading price of GLIBK for the ten-day trading period ending on and including November 21, 2025. Each Series C GCI Group Right also entitled the holder to subscribe for additional shares of GLIBK that were unsubscribed for in the Rights Offering pursuant to an oversubscription privilege. The Rights Offering expired in accordance with its terms at 5:00 p.m., New York City time, on December 17, 2025, and was fully subscribed with 11,059,127 shares of GLIBK issued to those rightsholders exercising basic and, if applicable, oversubscription privileges. The approximate $300 million in proceeds from the Rights Offering will be used for general corporate purposes, which may include working capital, capital expenditures and repayment or refinancing of outstanding indebtedness. GCI Liberty may also use a portion of the net proceeds from the Rights Offering for potential strategic acquisitions, investments or partnerships.

Strategies and Challenges

Executive Summary

GCI Holdings, a wholly owned subsidiary of the Company, provides a full range of data, wireless, voice, and managed services to residential customers, businesses, governmental entities, and educational and medical institutions primarily in Alaska under the GCI brand.

As of December 31, 2025, GCI Holdings, after receiving regulatory approval has fully exited the video business and discontinued service for all video customers.

Key Drivers of Revenue

GCI Holdings earns revenue from the monthly fees customers pay for data, wireless, voice, and managed services, and from universal service subsidies from the Federal Communications Commission (the "FCC"), and other federal and state agencies. Through close coordination of its customer service and sales and marketing efforts, its customer service representatives suggest to its customers other services they can purchase or enhanced versions of services they already purchase to achieve increased revenue and penetration of its multiple service offerings.

Current Trends Affecting Our Business

GCI Holdings must stay abreast of rapidly evolving technological developments and offerings to remain competitive and increase the utility of its products and services. GCI Holdings must be able to incorporate new technologies into its products and services in order to address the needs of its customers.

GCI Holdings offers wireless and wireline telecommunication services, data services, and managed services to customers primarily throughout Alaska. Because of this geographic concentration, growth of GCI Holdings’ business and operations depends upon economic conditions in Alaska. Unfavorable economic conditions, such as a recession or economic slowdown in the United States (“U.S.”), or inflation in the markets in which GCI operates, could negatively affect the affordability of and demand for GCI’s products and services and its cost of doing business. In recent years, varying factors have contributed to significant volatility and disruption of financial markets and global supply chains. Additionally, the U.S. Federal Reserve began decreasing interest rates in 2024 after several years of higher rates, and while interest rates remained steady throughout most of 2025, the U.S. Federal Reserve further decreased rates in the second half of 2025. Mounting inflationary cost pressures and recessionary fears have negatively impacted the U.S. and global economy. Increased equipment costs, for example due to increased tariffs, could also impact GCI’s results.

The Alaska economy is dependent upon the oil industry, state and federal spending, investment earnings and tourism. Volatility in oil prices a decline in oil prices, including as a result of uncertainty arising from the U.S.’s actions in relation to Venezuela, would put significant pressure on the Alaska state government budget. The Alaska state government has financial reserves that GCI Holdings believes may be able to help fund the state government for the next couple of years. The Alaska economy is subject to recessionary pressures as a result of the economic impacts of volatility in oil prices, inflation, and other causes that could result in a decrease in economic activity. While it is difficult for GCI Holdings to predict the future impact of a recession on its business, these conditions have had an adverse impact on its business and could adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. GCI Holdings’ customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI Holdings and could lead to an increase in accounts receivable and bad debt expense. If Alaska experiences a recession or economic slowdown, it could negatively affect GCI Holdings’ business including its financial position, results of operations, or liquidity, as well as its ability to service debt, pay other obligations and enhance shareholder returns.

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

On October 1, 2025, the federal government of the U.S. began a shut-down. While this shut-down ended, future shut-downs could affect the timeliness of government grant approvals and funding the Company receives.

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

Federal Universal Service Programs

Legal Challenges to the Constitutionality of the FCC Universal Service Support Programs. There have been a number of legal challenges to the constitutionality of the Universal Service Fund (“USF”). The U.S. Courts of Appeals for the Sixth and Eleventh Circuits rejected such challenges in 2023, as did a panel of three judges in the Fifth Circuit. However, on July 24, 2024, the U.S. Court of Appeals for the Fifth Circuit sitting en banc ruled that the USF program was unconstitutional as currently administered, and remanded the case to the FCC. In its decision, the en banc Fifth Circuit concluded that there was an impermissible public delegation of legislative authority to the FCC and an impermissible private delegation of authority from the FCC to the Universal Service Administrative Company (“USAC”), the private company responsible for USF administration. The Supreme Court issued a decision on June 27, 2025, reversing the Fifth Circuit and upholding the constitutionality of the USF contribution factor. There is continuing litigation, as petitioners have filed a new Petition for Review in the Fifth Circuit, on October 1, 2025, to challenge two statutory provisions that the Supreme Court did not have occasion to address, and pursuant to which GCI or its customers receive universal service support, as well as to challenge the legality of the USAC, which administers that program for the FCC.

Pause in Federal Financial Assistance. On January 27, 2025, the Office of Management and Budget (“OMB”) issued a memorandum directing a pause in federal financial assistance pending review for consistency with presidential executive actions. On January 28, 2025, the OMB clarified that this only applied to programs affected by certain specified executive actions, which do not appear to include FCC universal service support programs. The OMB subsequently withdrew the memorandum, which has also been subject to preliminary injunction by two federal district courts. However, if this or another pause were to extend to federal universal service support programs, or to other infrastructure grants that GCI Holdings receives, and such a pause were to become extended, it could have a material adverse effect on GCI Holdings’ business and the Company’s financial position, results of operations or liquidity.

Rural Health Care (“RHC”) Program

GCI Holdings receives support from various USF programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. The USF programs have also been subject to legal challenge, which could disrupt the support GCI Holdings receives. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings’ business and the Company’s financial position, results of operations or liquidity. As of December 31, 2025, the Company had net accounts receivable from the RHC Program in the amount of approximately $52 million, which is included within Trade and other receivables in the consolidated balance sheets.

The rates that GCI and other carriers can charge for service provided under the RHC Telecommunications Program are highly regulated by the FCC. FCC rules provide that a telecommunications carrier can only charge a rural rate that is the average of rates actually being charged to commercial customers, other than health care providers, for identical or similar services in the rural area where the health care provider is located. If that is not available, the rural rate must be the average of tariffed or other publicly available rates charged in that area over the same distance by other carriers. If there is no rate available using rates actually being charged by GCI or other carriers, then, through the end of Funding Year 2026, which ends in June 2027, GCI may use a previously approved rural rate. If none of the preceding options are available, then the rate must be determined by a cost study submitted to the FCC or, for jurisdictionally intrastate services, to the state public utility commission. The RHC Telecommunications Program funds the difference between the rural rate and the urban rate, which is the amount that GCI must collect from the health care provider. The FCC has an ongoing rulemaking proceeding addressing the RHC Program rules, how subsidies are determined and related processes. GCI cannot predict which changes the FCC will adopt, and whether those changes will benefit or adversely affect GCI.

The RHC Program has a funding cap for each individual funding year that is annually adjusted for inflation, which the FCC can increase by carrying forward unused funds from prior funding years. In recent years, including the current year, this funding cap has not limited the amount of funding received by participants; however, management continues to monitor the funding cap and its potential impact on funding in future years.

In 2022, GCI Holdings became aware of possible RHC Program compliance issues relating to potential conflicts of interest identified in the historical competitive bidding process with respect to certain of its contracts with its RHC customers. GCI Holdings notified the FCC’s Enforcement Bureau (the “Bureau”) of the potential compliance issues; however, the Company is unable to assess the ultimate outcome of the potential compliance issues and is unable to reasonably estimate any range of loss or possible loss.

In June 2024, GCI Holdings became aware that one of its submarine cable landing licenses had expired on February 1, 2024. On June 26, 2024, GCI Holdings filed a request for Special Temporary Authority to continue to operate the station, which was granted on September 11, 2024. On September 25, 2024, GCI Holdings received a letter of inquiry from the Bureau stating that it was investigating potential violations of the Cable Landing License Act and promulgating questions. GCI Holdings responded to that inquiry on October 25, 2024. The Bureau transmitted a set of supplemental questions to which GCI Holdings responded on December 23, 2024. On August 8, 2025, GCI entered into a $10,000 settlement and a three-year consent decree, fully resolving this matter.

Universal Service for Fixed Voice and Broadband for Rural and High-Cost Areas. The USF provides support to Eligible Telecommunications Carriers (“ETCs”) related to their provision of facilities-based wireline telephone service in high-cost areas. Under the Alaska High Cost Order issued by the FCC in 2016, GCI Holdings receives this support for its incumbent local exchange carrier operations, which are ETCs under FCC regulations and Regulatory Commission of Alaska (“RCA”) orders. This support is frozen at the 2011 levels for High Cost Loop Support and Interstate Common Line Support, with certain adjustments. The support has a ten-year term, from January 1, 2017 to December 31, 2026.

Beginning in January 2025, the support amount increases by 30%. Without ETC status, GCI Holdings would not qualify for USF support in these areas, and its net cost of providing local telephone services in these areas would be materially adversely affected. Pursuant to the Alaska High Cost Order, GCI Holdings must meet certain performance requirements with respect to the offering of broadband services in its incumbent local exchange carrier areas. The FCC directed the Wireline Competition Bureau to reassess those performance commitments before December 31, 2021, and the Wireline Competition Bureau approved revised performance commitments on December 23, 2021. If GCI Holdings fails to meet these performance requirements, it will be subject to repayment of a portion of the high-cost support received, as specified in the Alaska High Cost Order, plus potentially an additional penalty.

In 2024, the FCC adopted the Alaska Connect Fund Order, which is the successor to the 2016 Alaska High Cost Order. The Alaska Connect Fund Order for wireline providers maintains their existing funding and performance requirements through 2028. Support levels and obligations starting in 2029 have not yet been set by the FCC and could impact GCI Holdings’ ability to continue providing local telephone service in the areas where it relies on high-cost support.

Universal Service Support for Mobile. Under FCC regulations and RCA orders, GCI Holdings is an authorized ETC for purposes of providing wireless telephone service in many rural areas throughout Alaska. Without ETC status, GCI Holdings would not qualify for USF support in these areas or other rural areas where it proposes to offer facilities-based wireless telephone services, and its net cost of providing wireless telephone services in these areas would be materially adversely affected.

Per the Alaska High Cost Order, as of January 1, 2017, Remote (as defined by the Alaska High Cost Order) high cost support payments to Alaska High Cost participants are frozen on a per-company basis at adjusted December 2014 levels for a ten-year term in exchange for meeting individualized performance obligations to offer voice and broadband services meeting the service obligations at specified minimum speeds by five-year and ten-year service milestones to a specified number of locations. Support amounts increase 30% starting January 2025. Remote high cost support is no longer dependent upon line counts and line count filings are no longer required. Under the terms of the Alaska High Cost Order, the FCC was to initiate a process in 2021 to eliminate duplicate support in areas that were served by more than one subsidized mobile wireless carrier as of December 31, 2020. As part of the Alaska High Cost Order, the FCC issued a Notice of Proposed Rulemaking seeking comment on how to implement that process. The process to eliminate duplicate support in areas has been delayed, and may affect the amount of support GCI Holdings receives to provide wireless services starting in 2030.

In November 2024, the FCC adopted the Alaska Connect Fund Order  to succeed the Alaska High Cost Order. The Alaska Connect Fund Order may result in GCI Holdings receiving less support for its wireless operations in rural Alaska, and could have a material effect on its ability to continue providing service. The FCC has set milestones for some decisions, such as how to assure that only one provider receives support for a single area and how to calculate any amounts that would be removed as associated with intangible areas, or subject to potential competitive selection in areas with more than one supported mobile provider. The outcome of the FCC decisions and related proceedings could materially impact GCI Holdings’ ability to continue providing or upgrading wireless services in rural Alaska.

Results of Operations – Consolidated

General. Provided in the tables below is information regarding the historical Consolidated Operating Results and Other Income and Expense of GCI Liberty.

A discussion regarding our financial condition and results of operations for fiscal year 2025 compared to fiscal year 2024 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023 can be found in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section of our Prospectus filed with the SEC on November 26, 2025, as part of our Registration Statement on Form S-1 (File No. 333-291286).

	Years ended December 31,
	2025	2024

	amounts in millions
Revenue	$1,046	1,016
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization)	523	539
Selling, general and administrative expense	120	117
Stock-based compensation	13	13
Depreciation and amortization	212	207
Impairment of goodwill and intangible assets	525	—
Operating income (loss)	(347)	140
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(45)	(49)
Other, net	6	6
	(39)	(43)
Earnings (loss) before income taxes	(386)	97
Income tax benefit (expense)	77	(27)
Net earnings (loss)	$(309)	70

Adjusted OIBDA	$403	360

Revenue. Consolidated revenue increased $30 million for the year ended December 31, 2025, as compared to the corresponding period in 2024. The following table highlights selected key performance indicators used in evaluating the Company.

	December 31,
	2025	2024
Consumer
Data:
Cable modem subscribers[1]	151,200	155,700
Wireless:
Wireless lines in service[2]	199,000	195,500

1 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. Small-to-Medium Business customers, promotional cable modem access points and customers that have been inactive for 60 days or less are included.

2 A wireless line in service is defined as a wireless device with a monthly fee for services. Small-to-Medium Business customers, promotional lines, postpaid lines that have been inactive for 60 days or less and paying prepaid lines are included.

The components of revenue are as follows:

	Years ended December 31,
	2025	2024

	amounts in millions
Consumer
Data	$239	247
Wireless	208	192
Other	27	44
Business
Data	503	460
Wireless	39	45
Other	30	28
Total revenue	$1,046	1,016

Consumer data revenue decreased $8 million for the year ended December 31, 2025, as compared to the same period in 2024. The decrease was primarily driven by a decrease in the number of subscribers, including the impact of the discontinuation of the Affordable Connectivity Program in 2024. Subscriber growth in rural areas was also adversely impacted by an outage from a fiber break on a third-party network in which the Company uses capacity. The network was restored during the third quarter of 2025.

Consumer wireless revenue increased $16 million for the year ended December 31, 2025, as compared to the same period in 2024. The increase was driven by an increase in wireless USF support for high cost areas.

Consumer other revenue decreased $17 million for the year ended December 31, 2025, as compared to the same period in 2024. Consumer other revenue consists of consumer voice revenue, and up until the third quarter of 2025, video revenue, and other revenue. The decrease was primarily due to the discontinuation of video services. On May 5, 2025, GCI Holdings received regulatory approval to begin discontinuing video services. The Company began discontinuing service for remaining video customers after receiving the regulatory approval and as of December 31, 2025, the Company has exited the video business.

Business data revenue increased $43 million for the year ended December 31, 2025, as compared to the same period in 2024, primarily due to service upgrades with existing health care and education customers.

Business wireless revenue decreased $6 million for the year ended December 31, 2025, as compared to the same period in 2024, primarily due to decreases in roaming revenue due to contractual changes, partially offset by an increase in wireless USF support for high cost areas.

Business other revenue increased $2 million for the year ended December 31, 2025, as compared to the same period in 2024. Business other revenue consists of business voice revenue, and up until the third quarter of 2025, video revenue, and other revenue. The increase is due to the recognition of revenue for the receipt of grant money.

Operating expense

	Years ended December 31,
	2025	2024

	amounts in millions
Consumer direct costs	$139	152
Business direct costs	114	127
Technology expense	270	260
Total operating expenses	$523	539

Consumer direct costs consists of wireless handset inventory costs, video programming, wireless distribution costs, marketing and advertising expenses, bad debt expense, credit card and other transactional fees, and internal and external labor costs for managing relationships with consumer customers. This expense decreased $13 million for the year ended December 31, 2025, as compared to the same period in 2024. The decrease was primarily due to decreases in video programming costs and distribution costs. The decreases in distribution costs were primarily related to temporary cost savings from a fiber break on a third party network in which GCI Holdings uses capacity, which was fully restored during the third quarter of 2025.

Business direct costs consists of network distribution costs, largely to healthcare and education customers, as well as internal and outside labor costs for managing relationships with business customers. This expense decreased $13 million for the year ended December 31, 2025, as compared to the same period in 2024, due to decreases in distribution costs for health care and education customers, primarily related to temporary cost savings from a fiber break on a third party network in which GCI Holdings uses capacity, which was fully restored during the third quarter of 2025.

Technology expense consists of field and technology operations costs incurred to manage GCI Holding's network, including internal and external labor costs, software related costs, lease expenses, maintenance costs, as well as utility costs. Technology expenses increased $10 million for the year ended December 31, 2025, as compared to the same period in 2024, primarily due to increased maintenance, software costs, and external labor costs.

Selling, general and administrative expense consists of corporate overhead costs largely consisting of internal and external labor costs, software costs, insurance expense, property taxes and professional service fees. Selling, general and administrative expense increased $3 million for the year ended December 31, 2025, as compared to the same period in 2024, primarily due to increased corporate expenses related to amounts allocated pursuant to the Services Agreement and additional public company costs, and increased personnel expenses.

Stock-based compensation remained flat for the year ended December 31, 2025, as compared to the same period in 2024. As of December 31, 2025, the total unrecognized compensation cost related to unvested Awards (as defined in note 9 to the accompanying consolidated financial statements) was approximately $29 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 1.8 years.

Depreciation and amortization increased $5 million for the year ended December 31, 2025, as compared to the same period in 2024. The increase was due to an increase in assets being placed in service in 2025.

Impairment of goodwill and intangible assets.  During the year ended December 31, 2025, the Company recorded an impairment of goodwill and intangible assets of $525 million, consisting of a goodwill impairment of $108 million and an intangible asset impairment of $417 million. See note 4 to the accompanying notes to the consolidated financial statements for additional information.

Operating Income (Loss). Consolidated operating income decreased $487 million for the year ended December 31, 2025, as compared to the same period in 2024. Operating loss was impacted by the above explanations.

Adjusted OIBDA. To provide investors with additional information regarding our financial results, the Company also discloses Adjusted OIBDA, which is a non-GAAP financial measure. The Company defines Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, and impairment charges. The Company’s chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. The Company believes this is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The following table provides a reconciliation of operating income (loss) to Adjusted OIBDA:

	Years ended December 31,
	2025	2024

	amounts in millions
Operating income (loss)	$(347)	140
Depreciation and amortization	212	207
Stock-based compensation	13	13
Impairment of goodwill and intangible assets	525	—
Adjusted OIBDA	$403	360

Consolidated Adjusted OIBDA increased $43 million during the year ended December 31, 2025, as compared to the same period in the 2024, due to the items discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Years ended December 31,
	2025	2024

	amounts in millions
Other income (expense):
Interest expense	$(45)	(49)
Other, net	6	6
	$(39)	(43)

Interest Expense. Interest expense decreased $4 million during the year ended December 31, 2025, as compared to the same period in 2024. The decrease was driven by lower interest rates on the Company’s variable rate debt and lower amounts outstanding on the Senior Credit Facility (as defined in note 5 to the accompanying consolidated financial statements).

Other, net. Other, net income remained flat for the year ended December 31, 2025, as compared to the same period in 2024.

Income taxes. Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Years ended December 31,
	2025	2024

	amounts in millions
Earnings (loss) before income taxes	$(386)	97
Income tax benefit (expense)	77	(27)
Effective income tax rate	20%	28%

For the year ended December 31, 2025, the income tax benefit differs from the U.S. statutory rate of 21% primarily due to state income taxes, offset by an impairment of goodwill that is not deductible for tax purposes.

For the year ended December 31, 2024, the income tax expense was in excess of the expected federal tax expense primarily due to the effect of state income taxes, partially offset by federal tax credits.

Net earnings (loss). The Company had net losses of $309 million and net earnings of $70 million for the years ended December 31, 2025 and 2024, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses, and other income and expenses.

Off-Balance Sheet Arrangements and Material Cash Requirements

We have contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made, except for any matters disclosed in notes 7 and 13 to the accompanying consolidated financial statements.

Information concerning the amount and timing of current and long-term material cash requirements, both accrued and off-balance sheet, excluding loss contingencies and uncertain tax positions, if any, where it is indeterminable when payments will be made, is summarized below:

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years

	amounts in millions
Material Cash Requirements
Debt (1)	$971	4	607	78	282
Interest expense and preferred stock dividends (2)	198	53	97	42	6
Finance and operating lease obligations	83	39	23	10	11
Tower obligations, including interest	105	7	15	16	67
Preferred stock liquidation value	10	—	—	—	10
Purchase obligations	299	172	73	32	22
Total	$1,666	275	815	178	398
(1)	Amounts are reflected in the table at the outstanding principal amount at December 31, 2025, assuming the debt instrument will remain outstanding until the stated maturity date and may differ from the amounts stated in our consolidated balance sheets to the extent debt instruments were issued at a discount or premium. Amounts do not assume additional borrowings or refinancings of existing debt.
(2)	Amounts (i) are based on our outstanding debt at December 31, 2025, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2025 rates and (iii) assume that our existing debt is repaid at contractual maturity.

Liquidity and Capital Resources

As of December 31, 2025, substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of GCI Holdings, dividend and interest receipts, capital market transactions and debt (including borrowings under the Senior Credit Facility (as discussed in note 5 to the accompanying consolidated financial statements)).

As of December 31, 2025, GCI Liberty had a cash and cash equivalents balance of $416 million.

	Years ended December 31,
	2025	2024

	amounts in millions
Cash flow information
Net cash provided by (used in) operating activities	$370	278
Net cash provided by (used in) investing activities	$(218)	(193)
Net cash provided by (used in) financing activities	$202	(107)

The increase in cash provided by operating activities in 2025, as compared to the same period in 2024, was primarily driven by increased operating income (not factoring in the impairment) and timing differences in working capital accounts.

During the years ended December 31, 2025 and 2024, net cash flows used in investing activities were primarily related to capital expenditures, net of grant proceeds, of $224 million and $193 million, respectively.

During the year ended December 31, 2025, net cash flows provided by financing activities were primarily proceeds from the rights offering of $299 million, partially offset by net debt repayments of $88 million. During the year ended December 31, 2024, net cash flows used in financing activities were primarily for dividends paid to Liberty Broadband of $150 million, partially offset by net debt borrowings of $48 million.

The projected uses of our cash and restricted cash in 2026 are net capital expenditures of approximately $290 million, approximately $50 million for interest payments on outstanding debt, to reimburse Liberty Media for amounts due under various agreements and to fund potential investment opportunities at GCI Liberty. We expect corporate cash and other available sources of liquidity as discussed above to cover corporate expenses for the foreseeable future.

GCI, LLC is in compliance with all debt maintenance covenants as of December 31, 2025. See note 5 to the accompanying consolidated financial statements for a description of all indebtedness obligations.

Critical Accounting Estimates

The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the accompanying consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Listed below are the accounting estimates and accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. All of these accounting estimates and assumptions, as well as the resulting impact to our financial statements, have been discussed with our audit committee.

Fair Value of Non-Financial Instruments. The Company’s non-financial instrument valuations are primarily comprised of its determination of the estimated fair value allocation of net tangible and identifiable intangible assets acquired in business combinations, the Company’s annual assessment of the recoverability of its goodwill and other nonamortizable intangibles, and the Company’s evaluation of the recoverability of its other long-lived assets upon certain triggering events.

The Company periodically reviews the carrying value of its intangible assets with definite lives and other long-lived assets to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets or asset groups might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset group, or a significant decline in the observable market value of an asset group, among others. If such facts indicate a potential impairment, the recoverability of the asset group is assessed by determining whether the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset group over the remaining economic life of the asset group. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, including its ultimate disposition, an impairment adjustment is recognized.

If the carrying value of the Company’s amortizing intangible or long-lived assets exceeds their estimated fair value, the Company is required to write the carrying value down to fair value. Any such write down is included in impairment expense in the Company’s consolidated statements of operations. A high degree of judgment is required to estimate the fair value of the Company’s amortizing intangible and long-lived assets. The Company may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. The Company may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the high degree of judgment involved in our estimation techniques, any value ultimately derived from the Company’s amortizing intangible or long-lived assets may differ from its estimate of fair value.

The Company utilizes the cost approach as the primary method used to establish fair value for its property and equipment in connection with business combinations. The cost approach considers the amount required to replace an asset by constructing or purchasing a new asset with similar utility, then adjusts the value in consideration of physical depreciation and functional and technological obsolescence as of the appraisal date. The cost approach relies on management’s assumptions regarding current material and labor costs required to rebuild and repurchase significant components of the Company’s property and equipment along with assumptions regarding the age and estimated useful lives of its property and equipment.

The accounting guidance permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company’s indefinite-lived intangible assets, other than goodwill, exceeds its fair value, then a quantitative assessment is performed.

The Company utilizes an income approach as the primary method used to establish fair value for its customer relationships and cable certificates in connection with business combinations and annual impairment testing when deemed necessary. The income approach quantifies the expected earnings of the Company’s customer relationships and cable certificates, by isolating the after tax cash flows attributable to the respective asset and then discounting the cash flows to their present value. The income approach relies on management’s assumptions such as projected revenue, market penetration, expenses, capital expenditures, customer trends, and a discount rate applied to the estimated after tax cash flows.

The Company performs an annual assessment of the recoverability of its goodwill during the fourth quarter, or more frequently, if events and circumstances indicate impairment may have occurred. In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of its reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior year for other purposes. If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the quantitative impairment test.

The quantitative goodwill impairment test compares the estimated fair value of a reporting unit to its carrying value. The estimated fair value of a reporting unit has historically been determined using an income approach, when deemed necessary. The Company’s income approach model used for its reporting unit valuation is consistent with that used for the cable certificates except that cash flows from the entire business enterprise are used.

Impairments in the amounts of $401 million for cable certificates, $16 million for other indefinite-lived intangible assets, and $108 million for goodwill were recorded during the year ended December 31, 2025, in the Impairment of goodwill and intangible assets line item in the consolidated statements of operations.

Due to the goodwill and other intangible asset impairments discussed above, the fair values of goodwill and other intangible assets do not significantly exceed their carrying values. The Company will continue to monitor GCI Holding’s current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including goodwill and other intangible assets) is appropriate. Future outlook declines in revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that carrying value adjustments are required, which could be material.

Income Taxes. The Company is required to estimate the amount of tax payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in its financial statements or tax returns for each taxing jurisdiction in which we operate. This process requires the Company’s management to make judgments regarding the timing and probability of the ultimate tax impact of the various agreements and transactions that we enter into. Based on these judgments the Company may record tax reserves or adjustments to valuation allowances on deferred tax assets to reflect the expected realizability of future tax benefits. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which the Company operates, its inability to generate sufficient future taxable income or unpredicted results from the final determination of each year's liability by taxing authorities. These changes could have a significant impact on the Company’s financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

As of December 31, 2025, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
dollar amounts in millions
$371	5.8%	$600	4.8%

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of GCI Liberty, Inc. are filed under this Item, beginning on page II-17.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the “Executives”) and under the supervision of its Board of Directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2025. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management’s Assessment Regarding Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. Additionally, our independent registered public accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Item 9B. Other Information.

Insider Trading Arrangements

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s last fiscal quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
GCI Liberty, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GCI Liberty, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, cash flows, and equity for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Denver, Colorado
February 11, 2026

GCI LIBERTY, INC.

Consolidated Balance Sheets

December 31, 2025 and 2024

	2025	2024

	amounts in millions, except share amounts
Assets
Current assets:
Cash and cash equivalents	$416	74
Trade and other receivables, net	141	184
Prepaid and other current assets	58	61
Total current assets	615	319
Property and equipment, net (note 2)	1,257	1,150
Intangible assets not subject to amortization (note 4)
Goodwill	638	746
Cable certificates	149	550
Other	25	41
	812	1,337
Intangible assets subject to amortization, net (note 4)	372	411
Deferred income tax assets (note 7)	31	—
Other assets, net	147	165
Total assets	3,234	3,382

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	123	110
Deferred revenue	23	21
Current portion of debt (note 5)	4	3
Other current liabilities	46	58
Total current liabilities	196	192
Long-term debt, net (note 5)	979	1,066
Obligations under tower obligations and finance leases (note 6)	69	72
Long-term deferred revenue	130	113
Deferred income tax liabilities (note 7)	—	359
Other liabilities	154	151
Total liabilities	1,528	1,953

Redeemable noncontrolling interest in equity of subsidiary (note 8)	18	15

Equity
Member's equity:
Series A GCI Group common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 3,650,938 and zero at December 31, 2025 and December 31, 2024, respectively	—	—
Series B GCI Group common stock, $.01 par value. Authorized 3,750,000 shares; issued and outstanding 400,806 and zero at December 31, 2025 and December 31, 2024, respectively	—	—
Series C GCI Group common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 35,751,850 and zero at December 31, 2025 and December 31, 2024, respectively	—	—
Former member's investment	—	1,777
Additional paid-in capital	2,360	—
Retained earnings (deficit)	(672)	(363)
Total equity	1,688	1,414
Commitments and contingencies (note 13)
Total liabilities and equity	$3,234	3,382

See accompanying notes to consolidated financial statements.

GCI LIBERTY, INC.

Consolidated Statements of Operations

December 31, 2025 and 2024

	2025	2024

	amounts in millions, except per share amounts
Revenue	$1,046	1,016
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization)	523	539
Selling, general and administrative expense (including stock-based compensation)	133	130
Depreciation and amortization	212	207
Impairment of goodwill and intangible assets (note 4)	525	—
	1,393	876
Operating income (loss)	(347)	140
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(45)	(49)
Other, net	6	6
	(39)	(43)
Earnings (loss) before income taxes	(386)	97
Income tax benefit (expense)	77	(27)
Net earnings (loss)	$(309)	70
Basic net earnings (loss) attributable to Series A, Series B and Series C GCI Group shareholders per common share (note 2)	$(9.97)	2.26
Diluted net earnings (loss) attributable to Series A, Series B and Series C GCI Group shareholders per common share (note 2)	$(9.97)	2.26

See accompanying notes to consolidated financial statements.

GCI LIBERTY, INC.

Consolidated Statements of Cash Flows

December 31, 2025 and 2024

	2025	2024

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(309)	70
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	212	207
Stock-based compensation	13	13
Impairment of goodwill and intangible assets	525	—
Deferred income tax expense (benefit)	(391)	10
Non-cash changes in taxes payable	206	—
State indemnification received from Liberty Broadband	91	—
Amortization of right-of-use asset	50	52
Other, net	(4)	(4)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	38	(14)
Decrease (increase) in other assets	(3)	(4)
(Decrease) increase in operating lease liabilities	(51)	(49)
(Decrease) increase in other liabilities	(7)	(3)
Net cash provided by (used in) operating activities	370	278
Cash flows from investing activities:
Capital expenditures	(248)	(247)
Grant proceeds received for capital expenditures	24	54
Other investing activities, net	6	—
Net cash provided by (used in) investing activities	(218)	(193)
Cash flows from financing activities:
Borrowings of debt	691	155
Repayment of debt, tower obligations and finance leases	(779)	(107)
Proceeds from rights offering, net	299	—
Dividends paid to former parent	—	(150)
Other financing activities, net	(9)	(5)
Net cash provided by (used in) financing activities	202	(107)
Net increase (decrease) in cash, cash equivalents and restricted cash	354	(22)
Cash, cash equivalents and restricted cash, beginning of period	75	97
Cash, cash equivalents and restricted cash, end of period	$429	75

See accompanying notes to consolidated financial statements.

GCI LIBERTY, INC.

Consolidated Statements of Equity

December 31, 2025 and 2024

	GCI Group			Former	Additional	Retained
	Common Stock			Member's	paid-in	earnings	Total
	Series A	Series B	Series C	investment	capital	(deficit)	equity

	amounts in millions
Balances at December 31, 2023	$—	—	—	1,766	—	(283)	1,483
Net earnings (loss)	—	—	—	—	—	70	70
Stock-based compensation	—	—	—	13	—	—	13
Dividends paid to former parent	—	—	—	—	—	(150)	(150)
Other	—	—	—	(2)	—	—	(2)
Balances at December 31, 2024	—	—	—	1,777	—	(363)	1,414
Net earnings (loss)	—	—	—	—	—	(309)	(309)
Stock-based compensation	—	—	—	7	6	—	13
Change in capitalization in connection with the Separation	—	—	—	(1,778)	2,055	—	277
Issuance of common stock from rights offering, net	—	—	—	—	299	—	299
Other	—	—	—	(6)	—	—	(6)
Balances at December 31, 2025	$—	—	—	—	2,360	(672)	1,688

See accompanying notes to consolidated financial statements.

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(1) Basis of Presentation

GCI Liberty, Inc. (“GCI Liberty,” “we,” “us,” “our,” or the “Company”) consists of 100% of the outstanding equity interests in GCI, LLC, GCI Holdings, LLC (“GCI Holdings” or “GCI”) and their subsidiaries (collectively, the “GCI Business”), and was formerly owned by Liberty Broadband Corporation (“Liberty Broadband”), prior to the Separation (defined below). The GCI Business was acquired by Liberty Broadband as a result of the combination of a predecessor of Grizzly Merger Sub 1, LLC and Liberty Broadband that was completed on December 18, 2020 (the “Original Combination”).

The accompanying consolidated financial statements represent the combination of the historical financial information of GCI Holdings until the date of the Separation. Although GCI Holdings was reported as a combined company until the date of the Separation, all periods reported herein are referred to as consolidated. The consolidated financial statements and the notes thereto refer to the consolidation of GCI Holdings and certain other assets and liabilities as "GCI Liberty," "the Company," "us," "we" and "our." The Separation is accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty Broadband common stock.  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Through its ownership of interests in subsidiaries and other companies, the Company is primarily engaged in providing a full range of data, wireless, voice, and managed services to residential customers, businesses, governmental entities and educational and medical institutions primarily in Alaska under the GCI brand.

Dividends Paid to Former Parent

During the year ended December 31, 2024, GCI, LLC paid dividends of $150 million to Liberty Broadband. No dividends were paid to Liberty Broadband during the year ended December 31, 2025.

Separation of GCI Liberty from Liberty Broadband

GCI Liberty was formed in Nevada in December 2024 for the purpose of ultimately holding the GCI Business. On July 14, 2025, Liberty Broadband and its subsidiaries completed an internal reorganization in order for Liberty Broadband to transfer the GCI Business to GCI Liberty in exchange for GCI Liberty stock, including 10,000 shares of GCI Liberty non-voting preferred stock, and the assumption of liabilities related to the GCI Business by GCI Liberty. The internal reorganization resulted in GCI Liberty owning, directly or indirectly, GCI, LLC and the operations comprising, and the entities that conduct, the GCI Business.  Following the internal reorganization, Liberty Broadband sold all of the non-voting preferred stock (the “Preferred Stock Sale”) to third parties. Following the Preferred Stock Sale, GCI Liberty effected a reclassification of GCI Liberty’s existing common stock into a sufficient number of shares of Series A GCI Group common stock (“GLIBA”), Series B GCI Group common stock (“GLIBB”) and Series C GCI Group common stock (“GLIBK”) to complete the divestiture of GCI Liberty pursuant to the distribution (the “Distribution”) by Liberty Broadband to the holders of record of Liberty Broadband common stock, as of the record date for the Distribution, of all the shares of GCI Group common stock held by Liberty Broadband immediately prior to the Distribution.  The internal reorganization, the Preferred Stock Sale, the reclassification and the Distribution are collectively referred to as the “Separation.”

In connection with the Separation, the Company entered into certain agreements, including a separation and distribution agreement, a tax sharing agreement (the “Tax Sharing Agreement”) and a tax receivables agreement (the “Tax Receivables Agreement”), pursuant to which, among other things, GCI Liberty and Liberty Broadband will indemnify each other against certain losses that may arise. The Tax Sharing Agreement governs the allocation of taxes, tax benefits, tax items and tax-related losses between Liberty Broadband and GCI Liberty, and the Tax Receivables Agreement governs the respective rights and obligations of Liberty Broadband and GCI Liberty with respect to certain tax matters.

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

As a result of the Separation, the Company accrued a federal income tax payable of $206 million to Liberty Broadband. Since Liberty Broadband is responsible for the tax on the Separation under the Tax Sharing Agreement, the federal income tax payable was cancelled.  State income tax of $91 million related to the Separation was payable by the Company.  Under the Tax Sharing Agreement, Liberty Broadband reimbursed that amount to the Company when the amount was paid during the fourth quarter of 2025.

In addition, the Company entered into certain agreements, including a services agreement (“Services Agreement”), a facilities sharing agreement and an aircraft time sharing agreement, with Liberty Media Corporation (“Liberty Media”) and/or its subsidiaries. Pursuant to the Services Agreement, Liberty Media provides GCI Liberty with public company support services, including legal, tax, accounting, treasury, information technology, cybersecurity, internal auditing and investor relations services. GCI Liberty reimburses Liberty Media for all out-of-pocket expenses incurred by Liberty Media in providing the services and pays a services fee that is subject to review and evaluation for reasonableness on a quarterly basis. The fees payable to Liberty Media for the first year of the Services Agreement are not expected to exceed approximately $5 million.  For the year ended December 31, 2025, approximately $4 million was reimbursable to Liberty Media under these various agreements.

(2) Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash consists of cash deposits held in global financial institutions. Cash equivalents, when held, consist of highly liquid investments with original maturities of three months or less at the time of acquisition. Cash that has restrictions upon its usage has been excluded from cash and cash equivalents. Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents and corporate debt securities. The Company maintains some cash and cash equivalents balances with financial institutions that are in excess of Federal Deposit Insurance Corporation insurance limits.  As of December 31, 2025 , the Company had cash equivalents of $317 million (Level 1). Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. As of December 31, 2024, the Company had no cash equivalents.

Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are recorded at the invoiced amount and interest is not billed to the customer. For financed device contracts with customers, which is included within trade accounts receivable and other assets, the Company imputes interest and records the imputed interest as a reduction to the related accounts receivable on the consolidated balance sheets. Interest is recognized over the financed device payment term. The allowance for credit losses is the Company’s best estimate of the amount of expected credit losses in its existing accounts receivable. The Company bases its estimates on the aging of its accounts receivable balances, financial health of specific customers, regional economic data, changes in its collections process, regulatory requirements and its customers’ compliance with the Federal Communications Commission (“FCC”) rules.

Depending upon the type of account receivable, the Company’s allowance is calculated using a pooled basis using a percentage of related accounts, or a specific identification method. When a specific identification method is used, potentially uncollectible accounts due to bankruptcy or other issues are reviewed individually for collectability. Write-offs of accounts receivable balances occur when the Company deems the receivables are uncollectible. The Company does not have any off-balance-sheet credit exposure related to its customers.

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

A summary of activity in the allowance for credit losses for the years ended December 31, 2025 and 2024 is as follows (amounts in millions):

		Additions	Deductions
	Balance at	Charged to		Balance at
	beginning of	costs and	Write-offs net	end of
	year	expenses	of recoveries	year
2025	$4	3	(3)	4
2024	$5	4	(5)	4

Property and Equipment

Property and equipment is stated at depreciated cost less impairments, if any. Construction costs of facilities are capitalized. Construction in progress represents equipment, distribution facilities, fiber and other capital assets not yet placed in service on December 31, 2025 or 2024, that management intends to place in service when the assets are ready for their intended use. Depreciation is computed using the straight-line method based upon the shorter of the estimated useful lives of the assets or the lease term, if applicable.

Net property and equipment consists of the following:

	December 31,
	2025	2024

	amounts in millions
Land	$12	13
Buildings (25 years)	118	114
Telephony transmission equipment and distribution facilities (5-20 years)	1,023	899
Cable transmission equipment and distribution facilities (5-30 years)	195	156
Support equipment and systems (3-20 years)	145	128
Fiber optic cable systems (15-25 years)	173	130
Other (2-20 years)	111	87
Construction in progress	306	302
	2,083	1,829
Accumulated depreciation	(826)	(679)
Property and equipment, net	$1,257	1,150

Depreciation of property and equipment under finance leases is included in Depreciation and amortization expense in the consolidated statements of operations. Depreciation expense of $153 million and $147 million was recorded for the years ended December 31, 2025 and 2024, respectively.

Repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments are capitalized. Accumulated depreciation is removed and gains or losses are recognized at the time of sales or other dispositions of property and equipment.

Material interest costs incurred during the construction period of non-software capital projects are capitalized. Interest is capitalized in the period commencing with the first expenditure for a qualifying capital project and ending when the capital project is substantially complete and ready for its intended use. Capitalized interest costs were $10 million for both of the years ended December 31, 2025 and 2024.

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of its property and equipment and its intangible assets subject to amortization (other than goodwill and indefinite-lived intangible assets) to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, including its ultimate disposition, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such asset groups exceeds its fair value. The Company generally measures fair value by considering sale prices for similar asset groups or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. Asset groups to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Asset Retirement Obligations

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred in Other liabilities in the consolidated balance sheets. When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset. In periods subsequent to initial measurement, changes in the liability for an asset retirement obligation resulting from revisions to either the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease to the associated asset retirement obligation. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

The majority of the Company’s asset retirement obligations are the estimated cost to remove telephony transmission equipment and support equipment from leased property. The asset retirement obligation is in Other liabilities in the consolidated balance sheets. Following is a reconciliation of the beginning and ending aggregate carrying amounts of the liability for asset retirement obligations (amounts in millions):

Balance at December 31, 2023	$84
Liability incurred	1
Accretion expense	3
Liability settled	—
Balance at December 31, 2024	88
Liability incurred	2
Revision in estimate	20
Accretion expense	2
Liability settled	(1)
Balance at December 31, 2025	$111

Certain of the Company’s network facilities are on property that requires it to have a permit and the permit contains provisions requiring the Company to remove its network facilities in the event the permit is not renewed. The Company expects to continually renew its permits and therefore cannot reasonably estimate any liabilities associated with such agreements. A remote possibility exists that the Company would not be able to successfully renew a permit, which could result in it incurring significant expense in complying with restoration or removal provisions.

Intangible Assets

Internally used software, whether developed or purchased and installed as is, is capitalized and amortized using the straight-line method over an estimated useful life of three to five years. The Company capitalizes certain costs

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

associated with internally developed software such as payroll costs of employees devoting time to the projects, external direct costs for materials and services, and interest costs incurred. Costs associated with internally developed software to be used internally are expensed until the point the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. The capitalization of software requires judgment in determining when a project has reached the development stage.

The Company has Software as a Service ("SaaS") arrangements which are accounted for as service agreements and are not capitalized. Internal and other third party costs for SaaS arrangements are capitalized or expensed in accordance with the internal use software guidance as discussed in the preceding paragraph.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment upon certain triggering events. Intangible assets with estimable useful lives are being amortized over three to 25 year periods with a weighted-average life of 12 years.

Goodwill, cable certificates (certificates of convenience and public necessity) and other intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Cable certificates represent agreements or authorizations with government entities that allow access to homes in cable service areas, including the future economic benefits of the right to solicit and service potential customers and the right to deploy and market new services to potential customers. Goodwill represents the excess of cost over fair value of net assets acquired in connection with a business acquisition. The Company’s annual impairment assessment of its indefinite-lived intangible assets is performed during the fourth quarter of each year.

The accounting guidance allows entities the option to perform a qualitative impairment test for goodwill. The entity may resume performing the quantitative assessment in any subsequent period. In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it was more likely than not that an indicated impairment exists for any of its reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current year and prior year for other purposes. If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the quantitative impairment test.

The quantitative goodwill impairment test compares the estimated fair value of a reporting unit to its carrying value and to the extent the carrying value is greater than the fair value, the difference is recorded as an impairment in the consolidated statements of operations. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in the Company’s valuation analyses are based on management’s best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts.

The accounting guidance also permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. The accounting guidance also allows entities the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test. The entity may resume performing the qualitative assessment in any subsequent period. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company’s indefinite-lived intangible assets, other than goodwill, exceeds its fair value, then a quantitative assessment is

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

performed. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Revenue Recognition

Revenue is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. GCI Holdings recognizes revenue when it satisfies a performance obligation by transferring control of a product or service to a customer. Substantially all of GCI Holdings’ revenue is earned from services transferred over time. If at contract inception, GCI Holdings determines the time period between when it transfers a promised good or service to a customer and when the customer pays for that good or service is one year or less, it does not adjust the promised amount of consideration for the effects of a significant financing component.

Substantially all of our consumer customers have month-to-month contracts and can cancel at any time without significant penalty.  The most common contractual term for our business customers ranges from one to five years.  Our business customer contracts can generally be cancelled at any time but there is usually an early termination fee that can range from the equivalent of one month of service up to the remaining contractual amount due under the contract.

Certain of GCI Holdings’ customers have guaranteed levels of service. If an interruption in service occurs, GCI Holdings does not recognize revenue for any portion of the monthly service fee that will be refunded to the customer or not billed to the customer due to these service level agreements.

Taxes assessed by a governmental authority that are both imposed on, and concurrent with, a specific revenue-producing transaction that are collected by GCI Holdings from a customer, are excluded from revenue from contracts with customers.

Nature of Services and Products

Data

Data revenue is generated by providing data network access, high-speed internet services, and product sales. Monthly service revenue for data network access and high-speed internet services is billed in advance, recorded as deferred revenue on the balance sheet, and recognized as the associated services are provided to the customer. Internet service excess usage revenue is recognized when the services are provided. GCI Holdings recognizes revenue for product sales when a customer takes possession of the equipment. GCI Holdings provides telecommunications engineering services on a time and materials basis. Revenue is recognized for these services as-invoiced.

Wireless

Wireless revenue is generated by providing access to and usage of GCI Holdings’ network by consumer, business, and wholesale carrier customers. Additionally, GCI Holdings generates revenue by selling wireless equipment such as handsets and tablets. In general, access revenue is billed in advance, recorded as deferred revenue on the balance sheet, and recognized as the associated services are provided to the customer. Equipment sales revenue associated with the sale of wireless devices and accessories is generally recognized when the products are delivered to and control transfers to the customer. Consideration received from the customer is allocated to the service and products based on stand-alone selling prices when purchased together.

New and existing wireless customers have the option to purchase certain wireless devices in installments over a period of up to 36 months. Under the Upgrade Now program, participating customers have the right to trade-in the original equipment for a new device after making the equivalent of 50% of total installment payments due, provided their handset is in good working condition. Upon upgrade, the outstanding balance of the wireless equipment installment plan is

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

exchanged for the used handset. GCI Holdings accounts for this upgrade option as a right of return with a reduction of revenue and operating expense for handsets expected to be upgraded based on historical data.

Other

Other revenue consists of video and voice revenue. Video revenue was generated primarily from residential and business customers that subscribed to GCI Holdings’ cable video plans. Video revenue was billed in advance, recorded as deferred revenue on the balance sheet, and recognized as the associated services were provided to the customer. GCI Holdings exited the video business in 2025, after receiving regulatory approvals. Voice revenue is for fixed monthly fees for voice plans as well as usage based fees for long-distance service usage. Voice plan fees are billed in advance, recorded as deferred revenue on the balance sheet, and recognized as the associated services are provided to the customer. Usage based fees are recognized as services are provided.

Arrangements with Multiple Performance Obligations

Contracts with customers may include multiple performance obligations as customers purchase multiple services and products within those contracts. For such arrangements, revenue is allocated to each performance obligation based on the relative standalone selling price for each service or product within the contract. Standalone selling prices are generally determined based on the prices charged to customers.

Significant Judgments

Some contracts with customers include variable consideration and may require significant judgment to determine the total transaction price, which impacts the amount and timing of revenue recognized. GCI Holdings uses historical customer data to estimate the amount of variable consideration included in the total transaction price and reassess its estimate at each reporting period. Any change in the total transaction price due to a change in the estimated variable consideration is allocated to the performance obligations on the same basis as at contract inception. Any portion of a change in transaction price that is allocated to a satisfied or partially satisfied performance obligation is recognized as revenue (or a reduction in revenue) in the period of the transaction price change. Variable consideration has been constrained to reduce the likelihood of a significant revenue reversal.

Often contracts with customers include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Judgment is required to determine the standalone selling price for each distinct performance obligation. Services and products are generally sold separately, which helps establish standalone selling price for services and products GCI Holdings provides.

Remaining Performance Obligations

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2025 of $360 million in 2026, $145 million in 2027, $58 million in 2028, $48 million in 2029 and $14 million in 2030 and thereafter.

The Company applies certain practical expedients as permitted and does not disclose information about remaining performance obligations that have original expected durations of one year or less, information about revenue remaining from usage based performance obligations that are recognized over time as-invoiced, or variable consideration allocated to wholly unsatisfied performance obligations.

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

The Company excludes variable consideration from its remaining performance obligations that are unsatisfied for certain of its business data contracts that have an original expected duration of greater than one year. Such contracts are associated with GCI Holdings’ participation in the Rural Health Care (“RHC”) Program because the rates charged under those contracts are highly regulated by the FCC and must be approved annually. Beyond the variability in the rate to be determined annually, the RHC Program is also subject to funding caps that could potentially limit the amount of funding for the RHC Program, which would also reduce the amount of funding available to GCI Holdings. The RHC Program contracts typically have a term that ranges from three to five years.

Contract Balances

The Company had receivables of $154 million and $193 million at December 31, 2025 and 2024, respectively, the long-term portion of which are included in Other assets, net. The Company had deferred revenue of $31 million and $33 million at December 31, 2025 and 2024, respectively. The receivables and deferred revenue are only from contracts with customers. GCI Holdings’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during 2025 was not materially impacted by other factors.

Assets Recognized from the Costs to Obtain a Contract with a Customer

Management expects that incremental commission fees paid to intermediaries as a result of obtaining customer contracts are recoverable and therefore the Company capitalizes them as contract costs.

Capitalized commission fees are amortized based on the transfer of goods or services to which the assets relate which typically range from two to five years, and are included in Operating expense (exclusive of depreciation and amortization).

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in Operating expense (exclusive of depreciation and amortization).

Revenue from contracts with customers, classified by customer type and significant service offerings, is as follows:

	Years ended December 31,
	2025	2024

	amounts in millions
GCI Holdings
Consumer Revenue
Data	$239	246
Wireless	143	142
Other	27	44
Business Revenue
Data	500	457
Wireless	32	40
Other	11	11
Lease, grant, and revenue from subsidies	94	76
Total	$1,046	1,016

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Government Assistance

In current and prior years, the Company has been awarded, as either the recipient or subrecipient, federal government grants to construct broadband infrastructure to unserved and underserved communities in rural Alaska. During the years ended December 31, 2025 and 2024, the Company received approximately $24 million and $54 million, respectively, for grants awarded in current and/or prior years.

These grants are accounted for using a grant accounting model by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance. These grants were recorded as deferred revenue since the primary conditions for the receipt of the grant are the build out and operation of the broadband services over the established time frames, which range from 10 to 22 years for assets already placed in service and will be based on the property’s useful life for assets currently being constructed. During the years ended December 31, 2025 and 2024, revenue recorded in the consolidated financial statements was $5 million and $3 million, respectively. Both short-term and long-term deferred revenue have been recorded for the amounts of the grants received, with approximately $6 million and $3 million recorded as short-term deferred revenue, and approximately $108 million and $92 million recorded as long-term deferred revenue, respectively, as of December 31, 2025 and 2024.

Advertising Costs

Advertising costs generally are expensed as incurred. Advertising costs aggregated $7 million for both of the years ended December 31, 2025 and 2024. Advertising costs are reflected in the Operating expense (exclusive of depreciation and amortization) line item in our consolidated statements of operations.

Stock-Based Compensation

As more fully described in note 9, the Company may grant to employees of subsidiaries, restricted shares ("RSAs"), restricted stock units ("RSUs") and options to purchase shares of parent company common stock (collectively, "Awards"). The Company measures the cost of employee services received in exchange for equity classified Awards (such as stock options, RSAs and RSUs) based on the grant-date fair value of the Awards, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Awards). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date. The Company recognizes forfeitures as they occur.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax bases of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards. The deferred tax assets and liabilities are calculated using enacted tax rates in effect for each taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it more likely than not that such net deferred tax assets will not be realized. We consider all relevant factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as assessing available tax planning strategies. The effect on deferred tax assets and liabilities of an enacted change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Such interest expense is included in Interest expense in the accompanying consolidated statements of operations. Any accrual of penalties related to underpayment of income taxes on uncertain tax positions is included in Other, net in the accompanying consolidated statements of operations.

We recognize in our consolidated financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.

Certain Risks and Concentrations

GCI Holdings offers wireless and wireline telecommunication services, data services, and managed services to customers primarily throughout Alaska. Because of this geographic concentration, growth of GCI Holdings’ business and operations depends upon economic conditions in Alaska.

GCI Holdings receives support from each of the various Universal Service Fund ("USF") programs: rural health care, schools and libraries, high-cost, and lifeline. The programs are subject to change by regulatory actions taken by the FCC or legislative actions, therefore, changes to the programs could result in a material decrease in revenue that the Company has recorded. Historical revenue recognized from the programs was 46% and 42% of GCI Holdings’ revenue for the years ended December 31, 2025 and 2024, respectively. The Company had USF net receivables of $96 million at December 31, 2025.

Loss Contingencies

Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

Earnings per Share

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

Excluded from diluted net EPS for the year ended December 31, 2025 are less than a million potential common shares because their inclusion would have been antidilutive.

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

In connection with the Separation, on July 14, 2025, the Company’s common stock was reclassified into approximately 29 million common shares. These common shares were distributed by Liberty Broadband to its common shareholders as of the record date for the Separation, resulting in 3,650,938 shares of  GLIBA, 400,806 shares of  GLIBB and 24,646,041 shares of GLIBK being issued and outstanding at the time of the Separation. As discussed in note 11, in November 2025, GCI Liberty distributed subscription rights to purchase shares of GLIBK to holders of GLIBA, GLIBB, and GLIBK in connection with a rights offering (as described in note 11), at a discount to the market. Because of the discount, this was considered a stock dividend and was required to be reflected retroactively in the weighted average shares outstanding for the year ended December 31, 2024.  The number of shares issued upon completion of the Separation, retroactively adjusted for the rights offering resulted in 3,897,599 shares of GLIBA, 427,885 shares of  GLIBB and 26,311,154 shares of  GLIBK, which were used to determine both basic and diluted net earnings (loss) per share for the year ended December 31, 2024, as no Company equity awards were outstanding prior to the completion of the Separation.

Year ended December 31,
2025 (1)
number of shares in millions
Basic WASO	31
Potentially dilutive shares	—
Diluted WASO	31
1)	Amounts have been retroactively adjusted for the rights offering, as discussed above.

Reclassifications

Reclassifications have been made to the prior years’ consolidated financial statements to conform to the classifications used in the current year.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) non-recurring fair value measurements of non-financial instruments and (ii) accounting for income taxes to be its most significant estimates.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The effective date for the standard is for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 on a retrospective basis as of December 31, 2025. See notes 3 and 7 for new required disclosures.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about specific expense categories at interim and annual reporting periods. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

early adoption permitted. The Company is in the process of evaluating the impact of the new standard on the related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted as of the beginning of a fiscal year. The amendments can be applied prospectively, retrospectively, or via a modified prospective transition method. We are currently evaluating the impact this guidance may have on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832), to provide guidance on how business entities should recognize, measure, and present government grants received. The effective date for this standard is for fiscal years beginning after December 15, 2028 and interim periods within those fiscal years. Early adoption is permitted. The amendments in this ASU may be applied using a modified prospective, modified retrospective, or retrospective approach. We are in the process of analyzing the impact of the ASU on our consolidated financial statements and related disclosures.

(3) Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2025	2024

	amounts in millions
Cash paid for interest, net of amounts capitalized	$51	56
Noncash activity:
Property and equipment expenditures incurred but not yet paid	$37	27
Asset retirement obligation adjustments	$22	1
Cash paid for taxes, net of refunds:
Federal
United States	$14	17
State and local
Alaska	94	7
Other	1	—
Total cash paid for taxes, net of refunds	$109	24

The following table reconciles cash and cash equivalents and restricted cash reported in the Company’s consolidated balance sheets to the total amount presented in its consolidated statements of cash flows:

	Years ended December 31,
	2025	2024

	amounts in millions
Cash and cash equivalents	$416	74
Restricted cash included in other current assets	8	—
Restricted cash included in other long-term assets	5	1
Total cash and cash equivalents and restricted cash at end of period	$429	75

Restricted cash primarily relates to cash restricted for use on GCI Holdings’ various arrangements to help fund projects that extended terrestrial broadband service for the first time to rural Alaska communities via a high capacity hybrid fiber optic and microwave network (see note 8).

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(4) Goodwill and Intangible Assets

Goodwill and Indefinite Lived Assets

	Goodwill	Cable Certificates	Other	Total

	amounts in millions
Balance at December 31, 2023	$746	550	41	1,337
Balance at December 31, 2024	746	550	41	1,337
Impairments	(108)	(401)	(16)	(525)
Balance at December 31, 2025	$638	149	25	812

As presented in the accompanying consolidated balance sheets, wireless licenses are the majority of the other significant indefinite lived intangible assets.

Intangible Assets Subject to Amortization, net

	December 31, 2025			December 31, 2024
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
Customer relationships	$515	(215)	300	515	(173)	342
Other amortizable intangible assets	184	(112)	72	165	(96)	69
Total	$699	(327)	372	680	(269)	411

Intangible assets are being amortized generally on an accelerated basis as reflected in amortization expense and in the future amortization table below.

Amortization expense for intangible assets with finite useful lives was $57 million and $60 million for the years ended December 31, 2025 and 2024, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in millions):

2026	$56
2027	$53
2028	$51
2029	$45
2030	$39

Impairments

During the third quarter of 2025, management determined it was more likely than not that the fair value of GCI Liberty and certain of its indefinite-lived intangibles assets were less than their carrying values based on the trading price of its common stock and updated long-term forecasts for the business.  With the assistance of a third-party specialist, the fair value of the cable certificates, other indefinite-lived intangible assets, and the overall fair value of the Company were primarily determined using discounted cash flow models that incorporated projections of future operating performance (income approach) (Level 3). Impairments in the amounts of $108 million for goodwill, $401 million for cable certificates and $16 million for other indefinite-lived intangible assets were recorded during the year ended December 31, 2025, in the Impairment of goodwill and intangible assets line item in the consolidated statements of operations.

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Based on these assessments performed during the third quarter of 2025 and the resulting impairment losses recorded, the estimated fair value of the cable certificates, other indefinite-lived intangible assets, and the overall fair value of the Company did not significantly exceed its carrying value as of December 31, 2025. As of December 31, 2025, the Company had accumulated goodwill impairment losses of $108 million.

The Company recorded no impairments during the year ended December 31, 2024.

(5) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	December 31,	December 31,	December 31,
	2025	2025	2024

	amounts in millions
Senior notes	$600	614	619
Senior credit facility	367	367	447
Wells Fargo note payable	4	4	4
Deferred financing costs	—	(2)	(1)
Total debt	$971	983	1,069
Debt classified as current		(4)	(3)
Total long-term debt		$979	1,066

Senior Notes

On October 7, 2020, GCI, LLC issued $600 million aggregate principal amount of 4.75% senior notes due 2028 (the “Senior Notes”). The Senior Notes are unsecured and interest on the Senior Notes is payable semi-annually in arrears. The Senior Notes are redeemable at the Company’s option, in whole or in part, at a redemption price defined in the indenture, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $14 million at December 31, 2025. Such premium is being amortized to interest expense in the accompanying consolidated statements of operations.

Senior Credit Facility

On March 25 2025, GCI, LLC entered into a Ninth Amended and Restated Credit Agreement (the “Senior Credit Facility”) which refinanced in full and replaced the Prior Senior Credit Facility (as defined below) with (x) a new $450 million revolving credit facility, with a $35 million sublimit for letters of credit, that matures on March 25, 2030 (or, to the extent the senior notes (the “Senior Notes”) thereunder remain outstanding, the date that is 91 days prior to the maturity date of the Senior Notes or the date that is 91 days prior to the maturity date of any indebtedness with a maturity date that is 91 days prior to March 25, 2030 that is used to refinance any of the Senior Notes) and (y) a $300 million Term Loan A (the “Term Loan A”) that matures on March 25, 2031 (or, to the extent the Senior Notes remain outstanding, the date that is 91 days prior to the maturity date of the Senior Notes).  The revolving credit facility borrowings under the Senior Credit Facility that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.50% and 1.25% depending on GCI, LLC’s total leverage ratio. The revolving credit facility borrowings under the Senior Credit Facility that are Secured Overnight Financing Rate (“SOFR”) loans bear interest at a per annum rate equal to the applicable SOFR rate plus a margin that varies between 1.50% and 2.25% depending on GCI, LLC’s total leverage ratio. Term Loan A borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 1.00% and 1.75% depending on GCI, LLC’s total leverage ratio. Term Loan A borrowings that are SOFR loans bear interest at a per annum rate equal to the applicable SOFR rate plus a margin that varies between 2.00% and 2.75% depending on GCI, LLC’s total leverage ratio. Principal payments are due quarterly on the Term Loan A equal to 0.25% of the original principal amount, which may step up to 1.25% of the original

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

principal amount of the Term Loan A depending on GCI, LLC’s secured leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. The Senior Credit Facility also has a commitment fee that accrues at a per annum rate between 0.300% and 0.375% on the daily unused amount of the revolving credit facility depending on GCI, LLC’s total leverage ratio. The interest rate on the Senior Credit Facility was 5.8% at December 31, 2025.

Prior to the amendment in March 2025, GCI, LLC was party to the Eighth Amended and Restated Credit Agreement (as amended by Amendment No. 1 to the Eighth Amended and Restated Credit Agreement, the “Prior Senior Credit Facility”), which included a $550 million revolving credit facility, with a $25 million sublimit for standby letters of credit, and a $250 million Term Loan A (the “Prior Term Loan A”). The revolving credit facility borrowings under the Prior Senior Credit Facility that were alternate base rate loans bore interest at a per annum rate equal to the alternate base rate plus a margin that varied between 0.50% and 1.75% depending on GCI, LLC’s total leverage ratio. The revolving credit facility borrowings under the Prior Senior Credit Facility that were SOFR loans bore interest at a per annum rate equal to the applicable SOFR plus a Credit Spread Adjustment (as defined in the Prior Senior Credit Facility) plus a margin that varies between 1.50% and 2.75% depending on GCI, LLC’s total leverage ratio. Prior Term Loan A borrowings that were alternate base rate loans bore interest at a per annum rate equal to the alternate base rate plus a margin that varied between 1.00% and 2.25% depending on GCI, LLC’s total leverage ratio. Prior Term Loan A borrowings that were SOFR loans bore interest at a per annum rate equal to the applicable SOFR plus a margin that varied between 2.00% and 3.25% depending on GCI, LLC’s total leverage ratio. Principal payments are due quarterly on the Prior Term Loan A equal to 0.25% of the original principal amount, which could step up to 1.25% of the original principal amount of the Term Loan A depending on GCI, LLC’s secured leverage ratio. The Prior Senior Credit Facility also had a commitment fee that accrued at a per annum rate between 0.375% and 0.500% on the daily unused amount of the revolving credit facility depending on GCI, LLC’s total leverage ratio. The interest rate on the Prior Senior Credit Facility was 6.3% at December 31, 2024.

GCI, LLC’s first lien leverage ratio may not exceed 4.00 to 1.00.

The terms of the Senior Credit Facility include customary representations and warranties, customary affirmative and negative covenants and customary events of default. At any time after the occurrence of an event of default under the Senior Credit Facility, the lenders may, among other options, declare any amounts outstanding under the Senior Credit Facility immediately due and payable and terminate any commitment to make further loans under the Senior Credit Facility. The obligations under the Senior Credit Facility are secured by a security interest on substantially all of the assets of GCI, LLC and the subsidiary guarantors, as defined in the Senior Credit Facility, and on the equity of GCI Holdings.

As of December 31, 2025, there was $297 million outstanding under the Term Loan A, $70 million outstanding under the revolving portion of the Senior Credit Facility and $3 million in letters of credit under the Senior Credit Facility, leaving $377 million available for borrowing.

Wells Fargo Note Payable

GCI Holdings issued a note to Wells Fargo that matures on July 15, 2029 and is payable in monthly installments of principal and interest (the "Wells Fargo Note Payable").The interest rate is variable at SOFR plus 1.75%. The interest rates on the Wells Fargo Note Payable were 5.5% and 6.1% at December 31, 2025 and 2024, respectively.

The Wells Fargo Note Payable is subject to similar affirmative and negative covenants as the Senior Credit Facility. The obligations under the Wells Fargo Note Payable are secured by a security interest and lien on the building purchased with the note.

Debt Covenants

GCI, LLC is subject to covenants and restrictions under its Senior Notes and Senior Credit Facility.

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Five Year Maturities

The annual principal maturities of debt, based on stated maturity dates, for each of the next five years is as follows (amounts in millions):

2026	$4
2027	$4
2028	$603
2029	$5
2030	$73

Fair Value of Debt

The fair value of the Senior Notes was $585 million at December 31, 2025 (Level 2).

Due to the variable rate nature of the Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amount approximates fair value at December 31, 2025.

(6) Leases

In 2016 and 2017, GCI Holdings sold certain tower sites and entered into a master lease agreement in which it leased back space on those tower sites. GCI Holdings determined that it is precluded from applying sales-leaseback accounting.

GCI Holdings leases office space, land for towers and communication facilities, satellite transponders, fiber capacity, and equipment. These leases are classified as operating leases. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future lease payments using our incremental borrowing rate at the commencement date of the lease. If lease terms are modified, the ROU assets and operating lease liabilities are adjusted to reflect the updated future lease payments and changes in the incremental borrowing rate. GCI Holdings has also entered into finance lease agreements with respect to certain of its network related equipment.

The Company has leases with remaining lease terms that range from less than one year up to 25 years. Certain of the Company’s leases may include an option to extend the term of the lease with such options to extend ranging from one year up to 33 years. The Company also has the option to terminate certain of its leases early with such options to terminate ranging from as early as 30 days up to 12 years from December 31, 2025.

The components of lease cost during the years ended December 31, 2025 and 2024 were as follows:

	Years ended December 31,
	2025	2024

	amounts in millions
Operating lease cost (1)	$59	61

Finance lease cost
Depreciation of leased assets	$1	1
Total finance lease cost	$1	1
(1)	Included within operating lease costs were short-term lease costs and variable lease costs, which were not material to the consolidated financial statements.

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

The remaining weighted-average lease term and the weighted average discount rate were as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (years):
Finance leases	0.7	1.6
Operating leases	4.1	3.7
Weighted-average discount rate:
Finance leases	4.6%	4.3%
Operating leases	7.3%	7.4%

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2025	2024

	amounts in millions
Operating leases:
Operating lease ROU assets, net (1)	$71	109

Current operating lease liabilities (2)	$35	48
Operating lease liabilities (3)	33	60
Total operating lease liabilities	$68	108

Finance Leases:
Property and equipment, at cost	$15	8
Accumulated depreciation	(7)	(3)
Property and equipment, net	$8	5

Current obligations under finance leases (4)	$—	1
Obligations under finance leases	—	—
Total finance lease liabilities	$—	1
(1)	Operating lease ROU assets, net are included within the Other assets, net line item in the accompanying consolidated balance sheets.
(2)	Current operating lease liabilities are included within the Other current liabilities line item in the accompanying consolidated balance sheets.
(3)	Operating lease liabilities are included within the Other liabilities line item in the accompanying consolidated balance sheets.
(4)	Current obligations under finance leases are included within the Other current liabilities line item in the accompanying consolidated balance sheets.

Supplemental cash flow information related to leases was as follows:

	Years ended December 31,
	2025	2024

	amounts in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$60	56
Financing cash outflows from finance leases	$1	1
ROU assets obtained in exchange for lease obligations
Operating leases	$16	61

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Future lease payments under operating leases and tower obligations with initial terms of one year or more at December 31, 2025 consisted of the following:

	Operating Leases	Tower Obligations

	amounts in millions
2026	$39	7
2027	13	7
2028	10	8
2029	6	8
2030	4	8
Thereafter	11	67
Total payments	83	105
Less: imputed interest	15	33
Total liabilities	$68	72

(7) Income Taxes

The Company was included in the federal consolidated income tax return of Liberty Broadband and its subsidiaries during the periods presented, until the Separation occurred on July 14, 2025. The income tax provision included in these financial statements has been prepared on a stand-alone basis, as if GCI Liberty was not part of the consolidated Liberty Broadband tax group.

Income tax expense (benefit) consists of:

	Years ended December 31,
	2025	2024

	amounts in millions
Current:
Federal	$219	12
State and local	95	5
	314	17
Deferred:
Federal	(269)	6
State and local	(122)	4
	(391)	10
Total:
Federal	(50)	18
State and local	(27)	9
Income tax expense (benefit)	$(77)	27

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Income tax (benefit) expense differs from the amounts computed by applying the applicable U.S. federal income tax rate of 21% as a result of the following:

	Years ended December 31,
	2025		2024
	(millions)	(percent )	(millions)	(percent )

U.S. Federal statutory tax rate	$(81)	(21)%	20	21%
Domestic federal reconciling items
Tax credits	(2)	(1)%	(2)	(2)%
Non-taxable and nondeductible items, net
Executive Compensation	3	1%	1	1%
Non-deductible goodwill impairment	23	6%	—	—
Other	1	—	1	1%
Domestic state and local income taxes, net of federal effect	(21)	(5)%	7	7%
Total income tax expense (benefit)	$(77)	(20)%	27	28%

For both of the years ended December 31, 2025 and 2024, state and local income taxes in Alaska comprised the majority of the domestic state and local income taxes, net of federal effect category.

For the year ended December 31, 2025, the significant reconciling items, as noted in the table above, are primarily due to state income taxes, offset by an impairment of goodwill that is not deductible for tax purposes.

For the year ended December 31, 2024, the significant reconciling items, as noted in the table above, are primarily due to state income taxes, partially offset by federal tax credits.

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2025	2024

	amounts in millions
Deferred tax assets:
Tax loss and credit carryforwards	$117	2
Deferred revenue	23	44
Operating lease liability	19	30
Other accrued liabilities	6	8
Asset retirement obligations	31	25
Other future deductible amounts	14	23
Deferred tax assets	210	132
Valuation allowance	(1)	(1)
Net deferred tax assets	209	131
Deferred tax liabilities
Property and equipment	(44)	(207)
Intangible assets	(114)	(252)
Operating lease ROU assets	(20)	(31)
Deferred tax liabilities	(178)	(490)
Net deferred tax assets (liabilities)	$31	(359)

For federal income tax purposes, the Separation was structured as a deemed acquisition of GCI, LLC’s assets by GCI Liberty at their fair market value.  The deemed acquisition reset the tax basis in GCI, LLC’s assets to their fair market

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

value, which resulted in a decrease to the Company’s deferred tax liability. With the assistance of a third-party specialist, the Company utilized a direct cost approach to determine the fair value of its property and equipment (Level 3).  The Separation along with an impairment led to a net deferred tax asset of $31 million as of December 31, 2025.

During the year ended December 31, 2025, there was no change in the valuation allowance.

At December 31, 2025, the Company had a deferred tax asset of $117 million for federal and state net operating loss (“NOL”) and tax credit carryforwards. The future use of $2 million of these carryforwards expire at certain future dates. Based on current projections, $1 million of these carryforwards may expire unused and accordingly are subject to a valuation allowance. The additional $1 million of carryforwards that are expected to be utilized will begin to expire in 2028.

As of December 31, 2025 and 2024, the Company had not recorded tax reserves related to unrecognized tax benefits for uncertain tax positions.

Certain entities that are subsidiaries of the Company were part of a previous parent’s consolidated federal tax group until the date of the Original Combination and were part of the Liberty Broadband consolidated federal tax group subsequent to the Original Combination and prior to the Separation. As of December 31, 2025, all of Liberty Broadband’s federal tax years prior to 2021 are closed. Liberty Broadband’s 2024 tax year is under IRS examination. Liberty Broadband’s 2025 tax year is being examined currently as part of the IRS’s Compliance Assurance Process program.

(8) Variable Interest Entities

New Markets Tax Credit Entities

GCI entered into several arrangements under the New Markets Tax Credit ("NMTC") program to help fund various projects that extended terrestrial broadband service for the first time to rural western Alaska communities via a high capacity hybrid fiber optic and microwave network. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) to induce capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDEs”). CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

Each of the transactions has an investment fund, which is a special purpose entity created to effect the financing arrangement. In each of the transactions, the Company loaned money to the investment fund and a bank invested money in the investment fund. The investment fund would then contribute the funds from the Company's loan and the bank's investment to a CDE. The CDE, in turn, would loan the funds to the Company's wholly owned subsidiary, Unicom, Inc. ("Unicom") as partial financing for the projects.

The bank is entitled to substantially all of the benefits derived from the NMTCs. All of the loan proceeds to Unicom, net of syndication and arrangement fees, were restricted for use on the projects. Restricted cash of $13 million and $1 million was held by Unicom at December 31, 2025 and 2024, respectively, and is included in the Company's consolidated balance sheets. Construction of the projects partially funded by these transactions either have been completed or are under construction as of December 31, 2025.

These transactions include put/call provisions whereby the Company may be obligated or entitled to repurchase the bank’s interest in each investment fund for a nominal amount. The Company believes that the bank will exercise the put option at the end of the compliance periods for each of the transactions resulting in the possible redemption of the investment fund shares for a nominal amount. The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code of 1986, as amended. The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements. Non-compliance with applicable

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

requirements could result in projected tax benefits not being realized by the bank. As of December 31, 2025, the Company has agreed to indemnify the bank in each of the NMTC transactions for any loss or recapture totaling $28 million until such time as its obligation to deliver tax benefits is relieved. There have been no tax credit recaptures as of December 31, 2025. The value attributed to the put/call is nominal for each of the NMTC transactions.

Redeemable Noncontrolling Interests

The Company concluded that the put provision is embedded in the noncontrolling interest (“NCI”) shares of the investment fund and is not a freestanding financial instrument. The NCI is not mandatorily redeemable as the redemption by GCI Liberty is predicated on the NCI holder exercising its put option right. Accordingly, the NCI is optionally redeemable and therefore recognized in temporary equity within the consolidated balance sheets.

Variable Interest Entities

The Company has determined that each of the investment funds are variable interest entities ("VIEs"). The consolidated financial statements of each of the investment funds include the CDEs. The ongoing activities of the VIEs – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the VIEs. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the bank; the bank’s lack of a material interest in the underlying economics of the project; and the fact that the Company is obligated to absorb losses of the VIEs. The Company concluded that it is the primary beneficiary of each and combined the VIEs in accordance with the accounting standard for consolidation.

In April 2024 and December 2024, the bank exercised its put option for the NMTC transactions that were entered into in March 2017 and December 2017, respectively. The exercise of the put options resulted in the Company obtaining ownership of the investment funds. Upon obtaining ownership of the investment funds, the Company settled the loans and obtained legal ownership of the VIEs associated with those respective NMTC transactions.

The assets and liabilities of the combined VIEs were $72 million and $51 million, respectively, as of December 31, 2025 and $59 million and $42 million, respectively, as of December 31, 2024.

The assets of the VIEs serve as the sole source of repayment for the debt issued by these entities. The bank does not have recourse to the Company or its other assets, with the exception of customary representations and indemnities it has provided. The Company is not required and does not currently intend to provide additional financial support to these VIEs. While these subsidiaries are included in its consolidated financial statements, these subsidiaries are separate legal entities and their assets are legally owned by them and not available to the Company's creditors.

The following table summarizes the key terms of each of the NMTC transactions:

Transaction Date	Loan to Investment Fund (in millions)	Interest Rate on Loan to Investment Fund	Maturity Date	Bank Investment (in millions)	Loan to Unicom (in millions)	Interest Rate on Loan(s) to Unicom	Expected Put Option Exercise
October 2, 2019	$4.8	1.0%	October 2, 2049	$2.2	$6.7	1.8%	October 2026
November 24, 2020	$11.5	1.0%	November 24, 2050	$4.9	$15.8	0.8%	November 2027
March 29, 2022	$13.2	1.0%	March 29, 2052	$5.6	$18.2	0.7% to 1.4%	March 2029
December 21, 2022	$5.9	1.0%	December 21, 2052	$2.6	$8.2	1.4%	December 2029
May 2, 2023	$6.4	1.3%	May 2, 2053	$2.8	$9.0	1.0%	May 2030
April 14, 2025	$9.2	1.4%	April 14, 2055	$3.9	$12.6	1.0% to 1.4%	April 2032

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(9) Stock-Based Compensation

Subsequent to the Original Combination, Liberty Broadband granted RSUs to certain employees of its subsidiaries under the Liberty Broadband 2019 Omnibus Incentive Plan, as amended, until its expiration on May 23, 2024 and then subsequently granted RSUs under the Liberty Broadband 2024 Omnibus Incentive Plan.

Holders of Liberty Broadband RSUs who provided services primarily or solely to GCI Liberty or its subsidiaries at the time of the Distribution, received RSUs that relate to GLIBK in substitution for such Liberty Broadband RSUs. The number of shares of GLIBK subject to such substituted RSUs was determined in a manner to preserve the value of the Liberty Broadband RSUs outstanding prior to the Distribution.

Pursuant to the GCI Liberty, Inc. 2025 Omnibus Incentive Plan (the “2025 Plan”), the Company may grant to certain of its directors, employees and employees of its subsidiaries, RSUs and stock options to purchase a maximum of 5.0 million shares of GCI Group common stock.

The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and RSUs) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date. Awards generally vest over 1-3 years and have a term of 5 years. GCI Liberty issues new shares upon vesting of equity awards.

Stock compensation expense was $13 million for both of the years ended December 31, 2025 and 2024, and was included in Operating expense (exclusive of depreciation and amortization) in the consolidated statements of operations.

Grants of Awards

RSUs granted during the year ended December 31, 2025 are summarized as follows:

	Year ended December 31,
	2025
	RSUs	Weighted
	granted	average
	(000's)	GDFV
GLIBK time-based RSUs, employees and directors (1)	578	$32.20
GLIBK performance-based RSUs, employees (2)	63	$35.88
GLIBK time-based RSUs, GCI Liberty CEO (1)	52	$14.66
GLIBK performance-based RSUs, GCI Liberty CEO (3)	19	$35.88
(1)	Grants mainly vest between one and three years.
(2)	Grants vest in March 2026, subject to the satisfaction of certain performance objectives.
(3)	Grants vest in March 2026, subject to the satisfaction of certain performance objectives, and were made to the Company’s Chief Executive Officer (“CEO”) in connection with his Employment Agreement (as defined in note 10).

During the year ended December 31, 2024, the Company granted 56 thousand and 40 thousand time-based and performance-based RSUs, respectively, of Series C Liberty Broadband common stock (“LBRDK”) to subsidiary employees.  The RSUs had a weighted average GDFV of $57.83 per share and $56.00 per share, respectively.  The time-based RSUs generally vest between one and three years.  The performance-based RSUs mainly cliff vest one year from

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is re-measured at each reporting period.

During the year ended December 31, 2025, the Company granted 814 thousand options to purchase shares of GLIBK to the Company’s CEO in connection with his Employment Agreement.  Such options had a GDFV of $12.35 per share at the time they were granted and vest one-third on each of December 31, 2026, 2027 and 2028.  Also during the year ended December 31, 2025, the Company granted 128 thousand options to purchase shares of GLIBK to its non-employee directors.  Such options had a weighted average GDFV of $10.37 per share and mainly cliff vest in December 2026.  Also during the year ended December 31, 2025, the Company granted 107 thousand options to purchase shares of GLIBK to its employees. Such options had a weighted average GDFV of $10.60 per share and cliff vest on November 15, 2027.

There were no options to purchase shares of Series A, Series B or Series C Liberty Broadband common stock granted during 2025 and 2024. Subsequent to the Distribution and through December 31, 2025, the Company did not grant any options to purchase shares of GLIBA or GLIBB.

The Company calculates the GDFV for all of its equity classified options and the subsequent remeasurement of its liability classified options using the Black-Scholes Model.  The Company estimates the expected term of the options based on historical exercise and forfeiture data. For grants made in 2025, the range of expected terms was 3.0 to 3.7 years. The volatility used in the calculation for options is based on the historical volatility of the corresponding series of its predecessor Liberty Broadband common stock and, when available, the implied volatility of publicly traded GCI Liberty options. Following the Separation, grants made had a range of volatilities of 36.7% to 40.4%. The Company uses a zero-dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

Outstanding Awards

The following table presents the number and weighted average GDFV of RSUs granted to employees and directors of the Company.

		Weighted
	GLIBK	Average
	(000's)	GDFV
RSUs outstanding at January 1, 2025	—	$—
Granted	712	$31.35
Vested	(64)	$30.67
Cancelled	(22)	$29.55
Separation adjustment	169	$29.08
RSUs outstanding at December 31, 2025	795	$30.97

As of December 31, 2025, 1 million GLIBK options remained outstanding at a weighted average exercise price of $36.67, a weighted average remaining contractual life of 4.7 years and an aggregate intrinsic value of $1.1 million.  Of these outstanding options, 32 thousand GLIBK options were exercisable at a weighted average exercise price of $37.85, a weighted average remaining contractual life of 4.6 years and an aggregate intrinsic value of zero.

As of December 31, 2025, there were no outstanding options to purchase shares of GLIBA or GLIBB.

As of December 31, 2025, the total unrecognized compensation cost related to unvested Awards was approximately $29 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of 1.8 years.

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

As of December 31, 2025, GCI Liberty reserved approximately 1 million shares of GLIBK for issuance under exercise privileges of outstanding stock options.

Exercises

There were no GLIBK options exercised during the year ended December 31, 2025.

Restricted Stock Awards and RSUs

The aggregate fair value of all LBRDK and GLIBK restricted stock awards and RSUs that vested during the year ended December 31, 2025 was $20 million. The aggregate fair value of all LBRDK restricted stock awards and RSUs that vested during the year ended December 31, 2024 was $9 million.

(10) Related Party Transactions with Officers and Directors

Chief Executive Officer Employment Agreement

The Company entered into a new employment agreement with Ronald A. Duncan on August 22, 2025 (the “Employment Agreement”), which generally replaced Mr. Duncan’s prior employment agreement with GCI Communication Corp. (“GCI Corp.”) The Employment Agreement provides that Mr. Duncan will continue to serve as the Chief Executive Officer and President of the Company and has a term that began on July 15, 2025 and which is scheduled to end on December 31, 2028. Pursuant to the Employment Agreement, Mr. Duncan is paid an annual base salary of $990,000 and is eligible to participate in the discretionary annual target cash incentive program pursuant to which Mr. Duncan is eligible to receive annual target cash incentive compensation of $1,252,741 in each calendar year from 2026 through 2028 (the “Duncan Cash IC”) and annual performance-based restricted stock unit grants with a target grant value of $626,371 in each of 2026, 2027 and 2028 (the “Duncan Equity IC”). Each of the Duncan Cash IC and Duncan Equity IC will be subject to the achievement of annual performance metrics established by the Company’s compensation committee. In connection with the entry into the Employment Agreement, Mr. Duncan also received an upfront multi-year grant of options to purchase 814 thousand shares of GLIBK for an exercise price equal to $37.85, which options are scheduled to vest in three equal installments on December 31 of each of 2026, 2027 and 2028, in each case, subject to Mr. Duncan remaining employed through the applicable vesting date.

Simultaneously with the entry into the Employment Agreement, GCI Corp. and Mr. Duncan entered into an aircraft agreement, effective January 1, 2025, which provides, among other things, that Mr. Duncan is entitled to 100 hours per year of personal flight time on an aircraft leased by GCI Corp. through the first to occur of  (i) the date that Mr. Duncan ceases to be employed by the Company or any of its subsidiaries or, in the case of certain types of termination of employment as provided in the Employment Agreement, with respect to up to one-third of such hours, the 120th day following such termination and (ii) the date that GCI Corp. ceases to own or lease any aircraft. Up to 25 hours of such annual allotment may be rolled over for use in a subsequent calendar year, up to a maximum amount of 150 hours of total flight time per year.

Malone Nonvoting Side Letter

On December 31, 2024, Mr. Malone and certain holders of shares of GCI Group common stock affiliated with Mr. Malone (collectively, the “Malone GCI group”) entered into a side letter with GCI Liberty (the “Malone nonvoting side letter”) pursuant to which each member of the Malone GCI group irrevocably and unconditionally agreed that the members of the Malone GCI group, in the aggregate, will not vote any shares of GCI Liberty voting stock beneficially owned by the Malone GCI group that, if voted, would result in the aggregate voting power of the Malone GCI group exceeding approximately 49.3%. The Malone nonvoting side letter will automatically terminate upon the occurrence of certain events, including the receipt of the approval of transfer of control applications by the FCC and the RCA permitting the Malone GCI group to exercise de jure control of GCI Liberty.

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(11) Stockholders’ Equity

Preferred Stock

GCI Liberty’s preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by the Board of Directors. As of December 31, 2025, 10,000 shares of Series A Cumulative Redeemable non-voting preferred stock were issued (the “Preferred Stock”). The Preferred Stock has a 12% dividend rate and $1,000 per share liquidation price plus accrued and unpaid dividends. The mandatory redemption date is July 14, 2032. The Preferred Stock is accounted for as a liability, and is included in the Other liabilities line in the consolidated balance sheets.

Common Stock

GLIBA has one vote per share, GLIBB has ten votes per share and GLIBK has no votes per share except as otherwise required by Nevada law. Each share of GLIBB is exchangeable at the option of the holder for one share of GLIBA. All series of our common stock participate on an equal basis with respect to dividends and distributions.

Rights Offering

On November 25, 2025, GCI Liberty distributed subscription rights (the “Series C GCI Group Rights”) to purchase shares of GLIBK to holders of GLIBA, GLIBB, and GLIBK in connection with a rights offering (the “Rights Offering”) that commenced on November 26, 2025. GCI Liberty distributed 0.3838 of a Series C GCI Group Right for each share of GLIBA, GLIBB, or GLIBK held as of 5:00 p.m., New York City time, on November 24, 2025. Fractional Series C GCI Group Rights were rounded up to the nearest whole right. Each whole Series C GCI Group Right entitled the holder to purchase, pursuant to the basic subscription privilege, one share of GLIBK at a subscription price of $27.20, which was equal to an approximate 20% discount to the volume weighted average trading price of GLIBK for the ten-day trading period ending on and including November 21, 2025. Each Series C GCI Group Right also entitled the holder to subscribe for additional shares of GLIBK that were unsubscribed for in the rights offering pursuant to an oversubscription privilege. The Rights Offering expired in accordance with its terms at 5:00 p.m., New York City time, on December 17, 2025, and was fully subscribed with 11,059,127 shares of GLIBK issued to those rightsholders exercising basic and, if applicable, oversubscription privileges. The approximate $300 million in proceeds from the Rights Offering will be used for general corporate purposes, which may include working capital, capital expenditures and repayment or refinancing of outstanding indebtedness. GCI Liberty may also use a portion of the net proceeds from the Rights Offering for potential strategic acquisitions, investments or partnerships.

Purchases of Common Stock

There were no repurchases of the Company’s common stock during the years ended December 31, 2025 and 2024.

(12) Employee Benefit Plans

Subsidiaries of the Company sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment. The Company’s subsidiaries make matching contributions to their plans based on a percentage of the amount contributed by employees. Employer cash contributions to all plans aggregated $13 million and $14 million for the years ended December 31, 2025 and 2024, respectively.

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(13) Commitments and Contingencies

Guaranteed Service Levels

Certain customers have guaranteed levels of service with varying terms. In the event the Company is unable to provide the minimum service levels, it may incur penalties or issue credits to customers.

Litigation, Disputes, and Regulatory Matters

The Company is involved in various lawsuits, billing disputes, legal proceedings, and regulatory matters that have arisen from time to time in the normal course of business. Management believes there are no proceedings from asserted and unasserted claims which if determined adversely would have a material adverse effect on the Company’s financial position, results of operations or liquidity other than as discussed below.

RHC Program

GCI Holdings receives support from various USF programs including the RHC Program. The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. The USF programs have also been subject to legal challenge, which could disrupt or eliminate the support GCI Holdings receives. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings' business and the Company's financial position, results of operations or liquidity. As of December 31, 2025 and 2024, the Company had net accounts receivable from the RHC Program in the amounts of approximately $52 million and $69 million, respectively, which is included within Trade and other receivables in the consolidated balance sheets.

The rates that GCI and other carriers can charge for services provided under the RHC Telecommunications Program are highly regulated by the FCC.  FCC rules provide that a telecommunications carrier can only charge a rural rate that is the average of rates actually being charged to commercial customers, other than health care providers, for identical or similar services in the rural area where the health care provider is located.  If that is not available, the rural rate must be the average of tariffed or other publicly available rates charged in that area over the same distance by other carriers.  If there is no rate available using rates actually being charged by GCI or other carriers, then, through the end of Funding Year 2026, which ends in June 2027, GCI may use a previously approved rural rate. If none of the preceding options are available, then the rate must be determined by a cost study submitted to the FCC or, for jurisdictionally intrastate services, to the state public utility commission. The RHC Telecommunications Program funds the difference between the rural rate and the urban rate, which is the amount that GCI must collect from the health care provider.  The FCC has an ongoing rulemaking proceeding addressing the RHC Program rules, how subsidies are determined and related processes.  GCI cannot predict which changes the FCC will adopt, and whether those changes will benefit or adversely affect GCI.

The RHC Program has a funding cap for each individual funding year that is annually adjusted for inflation, and which the FCC can increase by carrying forward unused funds from prior funding years. In recent years, including the current year, this funding cap has not limited the amount of funding received by participants; however, management continues to monitor the funding cap and its potential impact on funding in future years.

In 2022, GCI Holdings became aware of possible RHC Program compliance issues relating to potential conflicts of interest identified in the historical competitive bidding process with respect to certain of its contracts with its RHC customers. GCI Holdings notified the FCC’s Enforcement Bureau (the “Bureau”) of the potential compliance issues; however, the Company is unable to assess the ultimate outcome of the potential compliance issues and is unable to reasonably estimate any range of loss or possible loss.

In June 2024, GCI Holdings became aware that one of its submarine cable landing licenses had expired on February 1, 2024. On June 26, 2024, GCI Holdings filed a request for Special Temporary Authority to continue to operate

GCI LIBERTY, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

the station, which was granted on September 11, 2024. On September 25, 2024, GCI Holdings received a letter of inquiry from the Bureau stating that it was investigating potential violations of the Cable Landing License Act and promulgating questions. GCI Holdings responded to that inquiry on October 25, 2024. The Bureau transmitted a set of supplemental questions to which GCI Holdings responded on December 23, 2024. On August 8, 2025, GCI entered into a $10,000 settlement and a three-year consent decree, fully resolving this matter.

(14) Segment Information

GCI Liberty’s chief operating decision maker (“CODM”), the Chief Executive Officer, assesses performance and allocates resources based on the Company’s consolidated statements of operations, as the converged network requires the CODM to manage and evaluate the results of the business in a consolidated manner to drive efficiencies and develop uniform strategies. Accordingly, key components and processes of the Company’s operations are managed centrally, including capital and new technology development and deployment, customer service, marketing and advertising, legal and government affairs. Segment asset information is not used by the CODM to allocate resources. Under this organizational and reporting structure, the Company has one reportable segment.

As a single reportable segment entity, the Company’s segment performance measure is net earnings (loss). See note 2 for a description of the Company's disaggregated revenue by customer type and significant service offerings. Significant segment expenses that are not separately presented on the consolidated statements of operations but are reviewed by the CODM are presented below:

Operating expenses

	Year ended December 31,
	2025	2024

	amounts in millions
Consumer direct costs	$139	152
Business direct costs	114	127
Technology expense	270	260
Total operating expenses	$523	539

Consumer direct costs consists of wireless handset inventory costs, video programming, wireless distribution costs, marketing and advertising expenses to consumer customers, bad debt expense, credit card and other transactional fees, and internal and external labor costs for managing relationships with consumer customers. Business direct costs consists of network distribution costs, largely to healthcare and education customers, as well as internal and outside labor costs for managing relationships with business customers. Technology expense consists of field and technology operations costs incurred to manage the Company's network, including internal and external labor costs, software related costs, lease expenses, maintenance costs, as well as utility costs.

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2026:

Item 10.Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2026 Annual Meeting of Stockholders with the Securities and Exchange Commission on or before April 30, 2026.

III-1

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this report:

(a)(2) Financial Statement Schedules

(i)	All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(a)(3) Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
2 – Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1

Separation and Distribution Agreement, dated as of June 19, 2025, by and between GCI Liberty, Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025 (File No. 001-42742)).

3 – Articles of Incorporation and Bylaws:
3.1

Amended and Restated Articles of Incorporation of GCI Liberty, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025 (File No. 001-42742)).

3.2	Amended and Restated Bylaws of GCI Liberty, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025 (File No. 001-42742)).
3.3

Certificate of Designations of 12% Series A Cumulative Redeemable Non-Voting Preferred Stock of GCI Liberty, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025 (File No. 001-42742)).

4 – Instruments Defining the Rights of Securities Holders, including Indentures:
4.1

Indenture, dated October 7, 2020, by and between GCI, LLC, as issuer, and MUFG Union Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed on March 31, 2025 (File No. 333-286272)).

4.2	Form of 4.750% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on March 31, 2025 (File No. 333-286272)).
4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*
4.4	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.

10 – Material Contracts:
10.1

Tax Sharing Agreement, dated as of July 14, 2025, by and between GCI Liberty, Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025 (File No. 001-42742)).

10.2

Tax Receivables Agreement, dated as of July 14, 2025, by and between GCI Liberty, Inc. and Liberty Broadband Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025 (File No. 001-42742)).

10.3‡

Employment Agreement, effective July 15, 2025, between GCI Liberty, Inc. and Ronald A. Duncan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 25, 2025 (File No. 001-42742)).

10.4‡	GCI Liberty, Inc. 2025 Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2025 (File No. 001-42742)).
10.5‡	GCI Liberty 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2025 (File No. 001-42742)).
10.6

Form of Indemnification Agreement between GCI Liberty, Inc. and its executive officers/directors (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on May 6, 2025 (File No. 333-286272)).

10.7

Services Agreement, dated as of July 14, 2025, by and between GCI Liberty, Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025 (File No. 001-42742)).

10.8

Facilities Sharing Agreement, dated as of July 14, 2025, by and between GCI Liberty, Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025 (File No. 001-42742)).

10.9

Aircraft Time Sharing Agreement, dated as of July 14, 2025, by and between GCI Liberty, Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025 (File No. 001-42742)).

10.10

Amendment Agreement, dated as of March 25, 2025, among GCI, LLC, the subsidiary guarantors party thereto, the lenders party thereto, Credit Agricole Corporate and Investment Bank, as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed on March 31, 2025 (File No. 333-286272)).

10.11

Voting Side Letter Agreement, dated as of December 31, 2024, by and between GCI Liberty, Inc. and the John C. Malone 1995 Revocable Trust, the Leslie A. Malone 1995 Revocable Trust, the John C. Malone June 2003 Charitable Remainder Unitrust, the Tracy M. Amonette Trust A, the Evan D. Malone Trust A and the Malone Family Land Preservation Foundation (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on May 6, 2025 (File No. 333-286272)).

10.12

Exchange Side Letter Agreement, dated as of November 12, 2024, by and among Liberty Broadband Corporation, John C. Malone, The John C. Malone 1995 Revocable Trust, The Leslie A. Malone 1995 Revocable Trust and the John C. Malone June 2003 Charitable Unitrust (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on May 6, 2025 (File No. 333-286272)).

10.13‡

Acknowledgement Letter, dated as of July 9, 2025, from Ronald A. Duncan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 15, 2025 (File No. 001-42742)).

10.14‡

Restricted Stock Units Agreement, dated as of March 11, 2022, by and between Liberty Broadband Corporation and Ronald A. Duncan (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2025 (File No. 001-42742)).

10.15‡

Aircraft Agreement, effective January 1, 2025, between GCI Communication Corp. and Ronald A. Duncan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 25, 2025 (File No. 001-42742)).

10.16‡

Performance-Based Restricted Stock Units Agreement, dated as of August 21, 2025, by and between GCI Liberty, Inc. and Ronald A. Duncan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2025 (File No. 001-42742)).

10.17‡

Nonqualified Stock Option Agreement, dated as of August 21, 2025, by and between GCI Liberty, Inc. and Ronald A. Duncan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2025 (File No. 001-42742)).

10.18‡

Form of Nonqualified Stock Option Agreement under the GCI Liberty, Inc. 2025 Omnibus Incentive Plan, as amended from time to time, for certain Nonemployee Directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2025 (File No. 001-42742)).

10.19‡	Form of Restricted Stock Units Agreement under the GCI Liberty, Inc. 2025 Omnibus Incentive Plan, as amended from time to time, for certain officers*
10.20‡	Form of Restricted Stock Units Agreement under the GCI Liberty, Inc. 2025 Omnibus, as amended from time to time, for certain Nonemployee Directors*
19.1	GCI Liberty, Inc. Insider Trading Policy.*
21	Subsidiaries of GCI Liberty, Inc.*
23.1	Consent of KPMG LLP.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
97	GCI Liberty, Inc. Policy for the Recovery of Erroneously Awarded Compensation*
99.1	Reconciliation of GCI, LLC and its Subsidiaries Net Assets and Net Earnings (Loss) to GCI, LLC, Excluding the Liberty Subsidiaries **
101.INS	XBRL Instance Document * – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*
‡	Management contract or compensatory plan or arrangement
*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCI LIBERTY, INC.

Date: February 11, 2026	By:	/s/ Ronald A. Duncan
Ronald A. Duncan
President and Chief Executive Officer

Date: February 11, 2026	By:	/s/ Brian J. Wendling
Brian J. Wendling
Chief Accounting Officer and Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald A. Duncan	President, Chief Executive Officer and Director	February 11, 2026
Ronald A. Duncan

/s/ Brian J. Wendling	Chief Accounting Officer and Principal Financial Officer	February 11, 2026
Brian J. Wendling

/s/ John C. Malone	Chairman of the Board	February 11, 2026
John C. Malone

/s/ Brian M. Deevy	Director	February 11, 2026
Brian M. Deevy

/s/ Jedd Gould	Director	February 11, 2026
Jedd Gould

/s/ Richard R. Green	Director	February 11, 2026
Richard R. Green

/s/ Larry E. Romrell	Director	February 11, 2026
Larry E. Romrell

IV-4