Form 10-Q
period 2026-03-31
GCI Liberty, Inc.
filed 2026-05-07
CIK 2057463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock as of April 30, 2026 was:

	Series A	Series B	Series C
GCI Liberty, Inc. GCI Group common stock	3,650,938	400,806	35,853,250

GCI LIBERTY, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2026	2025

	amounts in millions, except share amounts
Assets
Current assets:
Cash and cash equivalents	$435	416
Trade and other receivables, net of allowance for credit losses of $4 and $4, respectively	141	141
Prepaid and other current assets	62	58
Total current assets	638	615
Property and equipment, net	1,266	1,257
Intangible assets not subject to amortization (note 4)
Goodwill	638	638
Cable certificates	149	149
Other	25	25
	812	812
Intangible assets subject to amortization, net (note 4)	364	372
Deferred income tax assets	25	31
Other assets, net	146	147
Total assets	3,251	3,234

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	122	123
Deferred revenue	23	23
Current portion of debt (note 5)	4	4
Other current liabilities	44	46
Total current liabilities	193	196
Long-term debt, net (note 5)	977	979
Obligations under tower obligations	63	69
Long-term deferred revenue	128	130
Other liabilities	160	154
Total liabilities	1,521	1,528

Redeemable noncontrolling interest in equity of subsidiary	18	18

Equity
Series A GCI Group common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 3,650,938 at March 31, 2026 and December 31, 2025	—	—
Series B GCI Group common stock, $.01 par value. Authorized 3,750,000 shares; issued and outstanding 400,806 at March 31, 2026 and December 31, 2025	—	—
Series C GCI Group common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 35,853,250 and 35,751,850 at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	2,366	2,360
Retained earnings (deficit)	(654)	(672)
Total equity	1,712	1,688
Commitments and contingencies (note 7)
Total liabilities and equity	$3,251	3,234

See accompanying notes to condensed consolidated financial statements.

GCI LIBERTY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2026	2025

	amounts in millions, except per share amounts
Revenue	$256	266
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization)	132	125
Selling, general and administrative expense (including stock-based compensation)	39	30
Depreciation and amortization	52	53
Acquisition costs	3	—
	226	208
Operating income (loss)	30	58
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(8)	(10)
Other, net	4	1
	(4)	(9)
Earnings (loss) before income taxes	26	49
Income tax benefit (expense)	(8)	(14)
Net earnings (loss)	$18	35
Basic net earnings (loss) attributable to Series A, Series B and Series C GCI Group shareholders per common share (note 2)	$0.45	1.13
Diluted net earnings (loss) attributable to Series A, Series B and Series C GCI Group shareholders per common share (note 2)	$0.45	1.13

See accompanying notes to condensed consolidated financial statements.

GCI LIBERTY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$18	35
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	52	53
Stock-based compensation	8	2
Deferred income tax expense (benefit)	8	(5)
Other, net	(1)	(1)
Change in other assets and liabilities:
Decrease (increase) in accounts receivable	—	16
Amortization of right-of-use asset	12	12
Decrease (increase) in other assets	(8)	(2)
(Decrease) increase in operating lease liabilities	(12)	(12)
(Decrease) increase in taxes payable	—	19
(Decrease) increase in payables and other liabilities	1	2
Net cash provided by (used in) operating activities	78	119
Cash flows from investing activities:
Capital expenditures	(56)	(65)
Grant proceeds received for capital expenditures	1	16
Other investing activities, net	—	3
Net cash provided by (used in) investing activities	(55)	(46)
Cash flows from financing activities:
Borrowings of debt	—	451
Repayment of debt and tower obligations	(2)	(449)
Other financing activities, net	(2)	(1)
Net cash provided by (used in) financing activities	(4)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	19	74
Cash, cash equivalents and restricted cash, beginning of period	429	75
Cash, cash equivalents and restricted cash, end of period	$448	149

The following table reconciles cash and cash equivalents and restricted cash reported in the Company’s condensed consolidated balance sheets to the total amount presented in its condensed consolidated statements of cash flows:

	March 31,	December 31,
	2026	2025

	amounts in millions
Cash and cash equivalents	$435	416
Restricted cash included in other current assets	6	8
Restricted cash included in other long-term assets	7	5
Total cash and cash equivalents and restricted cash at end of period	$448	429

See accompanying notes to condensed consolidated financial statements.

GCI LIBERTY, INC.

Condensed Consolidated Statements of Equity

(unaudited)

	GCI Group			Additional	Retained
	Common Stock			paid-in	earnings	Total
	Series A	Series B	Series C	capital	(deficit)	equity

	amounts in millions
Balances at January 1, 2026	$—	—	—	2,360	(672)	1,688
Net earnings (loss)	—	—	—	—	18	18
Stock-based compensation	—	—	—	8	—	8
Other	—	—	—	(2)	—	(2)
Balances at March 31, 2026	$—	—	—	2,366	(654)	1,712

	Former	Retained
	Member's	earnings	Total
	Investment	(deficit)	equity

	amounts in millions
Balances at January 1, 2025	$1,777	(363)	1,414
Net earnings (loss)	—	35	35
Stock-based compensation	2	—	2
Other	(1)	—	(1)
Balances at March 31, 2025	$1,778	(328)	1,450

See accompanying notes to condensed consolidated financial statements.

(1) Basis of Presentation

GCI Liberty, Inc. (“GCI Liberty”) consists of 100% of the outstanding equity interests in GCI, LLC, GCI Holdings, LLC (“GCI Holdings” or “GCI”) and their subsidiaries (collectively, the “GCI Business”). Prior to the Separation (defined below), the GCI Business was formerly owned by Liberty Broadband Corporation (“Liberty Broadband”).

The accompanying condensed consolidated financial statements represent the combination of the historical financial information of GCI Holdings until the date of the Separation. Although GCI Holdings was reported as a combined company until the date of the Separation, all periods reported herein are referred to as consolidated. The condensed consolidated financial statements and the notes thereto refer to the consolidation of GCI Holdings and certain other assets and liabilities as "GCI Liberty," "the Company," "us," "we" and "our." The Separation was accounted for at historical cost due to the pro rata nature of the distribution to holders of GCI Group common stock.  All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and (b) interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in GCI Liberty’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Separation of GCI Liberty from Liberty Broadband

GCI Liberty was formed in Nevada in December 2024 for the purpose of ultimately holding the GCI Business. On July 14, 2025, Liberty Broadband and its subsidiaries completed an internal reorganization in order for Liberty Broadband to transfer the GCI Business to GCI Liberty in exchange for GCI Liberty stock, including 10,000 shares of GCI Liberty non-voting preferred stock, and the assumption of liabilities related to the GCI Business by GCI Liberty. The internal reorganization resulted in GCI Liberty owning, directly or indirectly, GCI, LLC and the operations comprising, and the entities that conduct, the GCI Business.  Following the internal reorganization, Liberty Broadband sold all of the non-voting preferred stock (the “Preferred Stock Sale”) to third parties. The non-voting preferred stock is issued by GCI Liberty, has a 12% dividend rate and $1,000 per share liquidation price plus accrued and unpaid dividends, and is recorded in Other liabilities in the condensed consolidated balance sheet as of March 31, 2026. The mandatory redemption date is July 14, 2032.  Following the Preferred Stock Sale, GCI Liberty effected a reclassification of GCI Liberty’s existing common stock into a sufficient number of shares of Series A GCI Group common stock (“GLIBA”), Series B GCI Group common stock (“GLIBB”) and Series C GCI Group common stock (“GLIBK”) to complete the divestiture of GCI Liberty pursuant to the distribution (the “Distribution”) by Liberty Broadband to the holders of record of Liberty Broadband common stock, as of the record date for the Distribution, of all the shares of GCI Group common stock held by Liberty Broadband immediately prior to the Distribution.  The internal reorganization, the Preferred Stock Sale, the reclassification and the Distribution are collectively referred to as the “Separation.”

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

In addition, the Company entered into certain agreements, including a services agreement (“Services Agreement”), a facilities sharing agreement and an aircraft time sharing agreement, with Liberty Media Corporation (“Liberty Media”) and/or its subsidiaries. Pursuant to the Services Agreement, Liberty Media provides GCI Liberty with public company support services, including legal, tax, accounting, treasury, information technology, cybersecurity, internal audit and investor relations services. GCI Liberty reimburses Liberty Media for all out-of-pocket expenses incurred by Liberty Media in providing the services and pays a services fee that will be subject to review and evaluation for reasonableness on a quarterly basis. For the three months ended March 31, 2026, approximately $2 million was reimbursable to Liberty Media under these various agreements.

Rights Offering

On November 25, 2025, GCI Liberty distributed subscription rights (the “Series C GCI Group Rights”) to purchase shares of GLIBK to holders of GLIBA, GLIBB, and GLIBK in connection with a rights offering (the “rights offering”) that commenced on November 26, 2025. GCI Liberty distributed 0.3838 of a Series C GCI Group Right for each share of GLIBA, GLIBB, or GLIBK held on November 24, 2025. Each whole Series C GCI Group Right entitled the holder to purchase, pursuant to the basic subscription privilege, one share of GLIBK at a subscription price of $27.20, which was equal to an approximate 20% discount to the volume weighted average trading price of GLIBK for the ten-day trading period ending on and including November 21, 2025. The rights offering was fully subscribed with 11,059,127 shares of GLIBK issued to those rightsholders exercising basic and, if applicable, oversubscription privileges. The approximate $300 million in proceeds from the rights offering will be used for general corporate purposes, which may include working capital, capital expenditures and repayment or refinancing of outstanding indebtedness. GCI Liberty may also use a portion of the net proceeds from the rights offering for potential strategic acquisitions, investments or partnerships, as discussed below. As of March 31, 2026, as a result of the rights offering, the Company had cash equivalents of $316 million (Level 1).  Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Quintillion Acquisition

On April 21, 2026, GCI Holdings agreed pursuant to a securities purchase agreement (the “Purchase Agreement”), subject to receipt of regulatory approval and satisfaction of customary closing conditions, to acquire all of the issued and outstanding equity interests in Q Gateway Intermediate Holdings, LLC, a Delaware limited liability company (“Quintillion”), in exchange for consideration of $310 million in cash subject to certain adjustments (including working capital, cash, indebtedness and transaction expenses), reimbursement of up to $50 million for certain capital expenditures incurred by Quintillion, and potential earn-out payments in 2028, 2029 and 2031.

Concurrent with the entry into the Purchase Agreement, GCI, LLC, as lender, entered into a Term Loan Credit Agreement with the seller in the acquisition, as borrower, providing, subject to the satisfaction of certain condition precedents, for a term loan in an initial principal amount of $160 million. The term loan bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 8.50% (with, subject to certain conditions, up to SOFR plus 2.00% payable in cash and the remainder paid-in-kind). Upon the closing of the acquisition, the outstanding amounts under the term loan will automatically be deemed paid in full and credited toward the purchase price; if the acquisition does not close, the term loan will mature on April 21, 2031.

Other Corporate Activity

On April 16, 2026, GCI Liberty completed the purchase of approximately 61 thousand Class A Common Shares (“LILA”) and approximately 12.3 million Class C Common Shares (“LILAK”), in each case, of Liberty Latin America Ltd. (“LLA”) for approximately $107 million in cash.

On April 16, 2026, the Board of Directors approved renaming the parent company from GCI Liberty, Inc. to Liberty Capital Corporation. The company does not intend to change the tickers.

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

Excluded from diluted net EPS for the three months ended March 31, 2026 are approximately 1 million potential common shares because their inclusion would have been antidilutive.

In connection with the Separation, on July 14, 2025, the Company’s common stock was reclassified into approximately 29 million common shares. These common shares were distributed by Liberty Broadband to its common shareholders as of the record date for the Separation, resulting in 3,650,938 shares of GLIBA, 400,806 shares of GLIBB and 24,646,041 shares of GLIBK being issued and outstanding at the time of the Separation. In November 2025, GCI Liberty distributed subscription rights to purchase shares of GLIBK to holders of GLIBA, GLIBB, and GLIBK in connection with the rights offering (defined and described in note 1), at a discount to the market. Because of the discount, this was considered a stock dividend and was required to be reflected retroactively in the weighted average shares outstanding for the three months ended March 31, 2025. The number of shares issued upon completion of the Separation, retroactively adjusted for the rights offering resulted in 3,897,599 shares of GLIBA, 427,885 shares of  GLIBB and 26,311,154 shares of  GLIBK, which were used to determine both basic and diluted net earnings (loss) per share for the three months ended March 31, 2025, as no Company equity awards were outstanding prior to the completion of the Separation.

GCI Group Common Stock
Three months ended
March 31,
2026
number of shares in millions
Basic WASO	40
Potentially dilutive shares	—
Diluted WASO	40

(3)  Revenue Recognition

Contracts with Customers

The Company had receivables of $153 million and $154 million at March 31, 2026 and December 31, 2025, respectively, the long-term portion of which are included in Other assets, net. The Company had deferred revenue of $30 million and $31 million at March 31, 2026 and December 31, 2025, respectively. The receivables and deferred revenue are only from contracts with customers. GCI Holdings’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during the three months ended March 31, 2026 were not materially impacted by other factors.

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) of $240 million in the remainder of 2026, $154 million in 2027, $69 million in 2028, $61 million in 2029 and $88 million in 2030 and thereafter.

Revenue from contracts with customers, classified by customer type and significant service offerings, is as follows:

	Three months ended
	March 31,
	2026	2025

	amounts in millions
GCI Holdings
Consumer Revenue
Data	$59	61
Wireless	36	34
Other	4	9
Business Revenue
Data	123	127
Wireless	8	8
Other	2	3
Lease, grant, and revenue from subsidies	24	24
Total	$256	266

Government Assistance

In current and prior years, the Company has been awarded, as either the recipient or subrecipient, federal government grants to construct broadband infrastructure to unserved and underserved communities in rural Alaska. During the three months ended March 31, 2026 and 2025, the Company received approximately $1 million and $16 million, respectively, for grants awarded in current and prior years.

These grants are accounted for using a grant accounting model by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance. These grants were recorded as deferred revenue since the primary conditions for the receipt of the grant are the build out and operation of the broadband services over the established time frames, which range from 10 to 21 years for assets already placed in service and will be based on the property’s useful life for assets currently being constructed. During both the three months ended March 31, 2026 and 2025, revenue recorded in the condensed consolidated financial statements was not material. Both short-term and long-term deferred revenue have been recorded for the amounts of the grants received, with approximately $6 million recorded as short-term deferred revenue, as of both March 31, 2026 and December 31, 2025, and approximately $108 million recorded as long-term deferred revenue, as of both March 31, 2026 and December 31, 2025.

(4) Goodwill and Intangible Assets

Intangible Assets Subject to Amortization, net

	March 31, 2026			December 31, 2025
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
Customer relationships	$515	(225)	290	515	(215)	300
Other amortizable intangible assets	190	(116)	74	184	(112)	72
Total	$705	(341)	364	699	(327)	372

Intangible assets are being amortized generally on an accelerated basis as reflected in amortization expense and in the future amortization table below.

Amortization expense for intangible assets with finite useful lives was $14 million for both of the three months ended March 31, 2026 and 2025. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in millions):

Remainder of 2026	$42
2027	$54
2028	$52
2029	$46
2030	$40

(5) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	March 31,	March 31,	December 31,
	2026	2026	2025

	amounts in millions
Senior Notes	$600	613	614
Senior Credit Facility	366	366	367
Other	4	4	4
Deferred financing costs	—	(2)	(2)
Total debt	$970	981	983
Debt classified as current		(4)	(4)
Total long-term debt		$977	979

Senior Notes

On October 7, 2020, GCI, LLC issued $600 million aggregate principal amount of 4.75% senior notes due 2028 (the “Senior Notes”). The Senior Notes are unsecured and interest on the Senior Notes is payable semi-annually in arrears. The Senior Notes are redeemable at the Company’s option, in whole or in part, at a redemption price defined in the indenture, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $13 million at March 31, 2026. Such premium is being amortized to interest expense in the accompanying condensed consolidated statements of operations.

Senior Credit Facility

On March 25, 2025, GCI, LLC entered into the Ninth Amended and Restated Credit Agreement (as amended, the “Senior Credit Facility”), which refinanced in full and replaced the prior senior credit facility with (x) a new $450 million revolving credit facility, with a $35 million sublimit for letters of credit, that matures on March 25, 2030 (or, to the extent the Senior Notes remain outstanding, the date that is 91 days prior to the maturity date of the Senior Notes or the date that is 91 days prior to the maturity date of any indebtedness with a maturity date that is 91 days prior to March 25, 2030 that is used to refinance any of the Senior Notes) and (y) a $300 million Term Loan A (“Term Loan A”) that matures on March 25, 2031 (or, to the extent the Senior Notes remain outstanding, the date that is 91 days prior to the maturity date of the Senior Notes). The revolving credit facility borrowings under the Senior Credit Facility that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.50% and 1.25% depending on GCI, LLC’s total leverage ratio. The revolving credit facility borrowings under the Senior Credit Facility that are SOFR loans bear interest at a per annum rate equal to the applicable SOFR plus a margin that varies between 1.50% and 2.25% depending on GCI, LLC’s total leverage ratio. Term Loan A borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 1.00% and 1.75% depending on GCI, LLC’s total leverage ratio. Term Loan A borrowings that are SOFR loans bear interest at a per annum rate equal to the applicable SOFR plus a margin that varies between 2.00% and 2.75% depending on GCI, LLC’s total leverage ratio. Principal payments are due quarterly on the Term Loan A equal to 0.25% of the original principal amount, which may step up to 1.25% of the original principal amount of the Term Loan A depending on GCI, LLC’s secured leverage ratio. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. The Senior Credit Facility also has a commitment fee that accrues at a per annum rate between 0.300% and 0.375% on the daily unused amount of the revolving credit facility depending on GCI, LLC’s total leverage ratio. The interest rate on the Senior Credit Facility was 5.6% and 6.2% at March 31, 2026 and 2025, respectively.

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

As of March 31, 2026, there was $296 million outstanding under the Term Loan A, $70 million outstanding under the revolving portion of the Senior Credit Facility and $3 million in letters of credit under the Senior Credit Facility, leaving $377 million available for borrowing.

Fair Value of Debt

The fair value of the Senior Notes was $581 million at March 31, 2026 (Level 2).

Due to the variable rate nature of the Senior Credit Facility and Wells Fargo Note Payable, the Company believes that the carrying amounts approximate fair value at March 31, 2026.

(6) Stock-Based Compensation

Pursuant to the GCI Liberty, Inc. 2025 Omnibus Incentive Plan (the “2025 Plan”), the Company may grant to certain of its directors, employees and employees of its subsidiaries, restricted stock units (“RSUs”) and stock options to purchase a maximum of 5.0 million shares of GCI Group common stock (collectively, “Awards”).

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

Included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations are $8 million and $2 million of stock-based compensation during the three months ended March 31, 2026 and 2025, respectively.

Grants of Awards

RSUs granted during the three months ended March 31, 2026 are summarized as follows:

	Three months ended
	March 31, 2026
	RSUs	Weighted
	granted	average
	(000's)	GDFV
GLIBK time-based RSUs, employees and directors (1)	81	$36.97
GLIBK performance-based RSUs, employees (2)	111	$36.97
GLIBK performance-based RSUs, GCI Liberty CEO (3)	16	$36.97

(1)	Grants generally vest between one and three years.
(2)	Grants vest in March 2027, subject to the satisfaction of certain performance objectives.
(3)	Grant vests in March 2027, subject to the satisfaction of certain performance objectives. Grant was made to the Company’s Chief Executive Officer (“CEO”) in connection with his employment agreement.

Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is re-measured at each reporting period.

The Company did not grant any options to purchase shares of GLIBA, GLIBB or GLIBK during the three months ended March 31, 2026.

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

Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase GLIBK granted to certain employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the options.

Series C
			Weighted		Aggregate
			average		intrinsic
	Options		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2026	1,049	$36.67
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2026	1,049	$36.67	4.5	years	$1
Exercisable at March 31, 2026	32	$37.85	4.4	years	$—

The following table presents the number and weighted average GDFV of RSUs granted to employees of the Company.

	Series C
		Weighted
	RSUs	average
	(000's)	GDFV
Outstanding at January 1, 2026	795	$30.97
Granted	208	$36.97
Vested	(154)	$36.89
Cancelled	(3)	$31.74
Outstanding at March 31, 2026	846	$31.36

As of March 31, 2026, there were no outstanding options to purchase shares of GLIBA or GLIBB.

As of March 31, 2026, the total unrecognized compensation cost related to unvested Awards was approximately $28 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of 1.8 years.

As of March 31, 2026, GCI Liberty reserved approximately 1 million shares of GLIBK for issuance under exercise privileges of outstanding stock options.

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

Universal Service Fund (“USF”) Programs

GCI Holdings receives support from various USF programs. The USF programs are subject to change by regulatory actions taken by the Federal Communications Commission, interpretations of or compliance with USF program rules, or legislative actions. The USF programs have also been subject to legal challenge, which could disrupt the support GCI Holdings receives. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings' business and the Company's financial position, results of operations or liquidity.

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

As a single reportable segment entity, the Company’s segment performance measure is net earnings (loss). See note 3 for a description of the Company's disaggregated revenue by customer type and significant service offerings. Significant segment expenses that are not separately presented on the condensed consolidated statements of operations but are reviewed by the CODM are presented below:

Operating expenses

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Consumer direct costs	$32	36
Business direct costs	32	26
Technology expense	68	63
Total operating expenses	$132	125

Consumer direct costs consists of wireless handset inventory costs, video programming, wireless distribution costs, marketing and advertising expenses, bad debt expense, credit card and other transactional fees, and personnel expense for managing relationships with consumer customers. Business direct costs consists of network distribution costs, largely to healthcare and education customers, as well as personnel expense for managing relationships with business customers. Technology expense consists of field and technology operations costs incurred to manage the Company's network, including personnel expense, professional service fees, software related costs, lease expenses, maintenance costs, as well as utility costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; revenue growth; future expenses; anticipated changes to regulations; the Universal Service Fund (“USF”) programs; the impacts of economic trends; indebtedness and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties. There can be no assurance that such expectations or beliefs will result or be achieved or accomplished and you should not place undue reliance on these forward-looking statements. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	competition faced by us that may reduce our market share and financial performance;
●	customer demand for our products and services and our ability to adapt to changes in demand;
●	adverse economic conditions in the United States (“U.S.”) and inflationary pressures on input costs and labor;
●	changes in, or failure or inability to comply with, government regulations and legislation, including, without limitation, regulations of the Federal Communications Commission (the “FCC”), and adverse outcomes from regulatory proceedings and court cases;
●	our ability to obtain or maintain roaming services needed from other carriers;
●	our ability to stay abreast of new technology, including the use of artificial intelligence, and the resulting risks and challenges associated with the use of new technology;
●	our ability to obtain necessary communications equipment from third-party vendors to meet customer needs;
●	natural or man-made disasters or terrorist attacks;
●	failure to protect the security of personal information about our customers, subjecting us to potentially costly government enforcement actions or private litigation and reputational damage;
●	our ability to obtain additional financing, or refinance or renew our existing indebtedness on acceptable terms;
●	the impact of our significant indebtedness;
●	our ability to generate cash to service our debt and to meet other obligations;
●	our overlapping directors and officers with Liberty Broadband Corporation (“Liberty Broadband”), and Liberty Media Corporation (“Liberty Media”), and our overlapping officers with Liberty Live Holdings, Inc.;
●	the impact of events involving the assets and business market value of the GCI Group common stock;
●	the unfavorable outcome of pending or future legal proceedings; and
●	the additional costs we will incur or have incurred as a result of our Separation (as defined below).

For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2025.

Overview

GCI Liberty, Inc. (“GCI Liberty”) consists of 100% of the outstanding equity interests in GCI, LLC, GCI Holdings, LLC (“GCI Holdings” or “GCI”) and their subsidiaries (collectively, the “GCI Business”), and was formerly owned by Liberty Broadband, prior to the Separation (defined below).

GCI Liberty was formed in Nevada in December 2024 for the purpose of ultimately holding the GCI Business. On July 14, 2025, Liberty Broadband and its subsidiaries completed an internal reorganization in order for Liberty Broadband to transfer the GCI Business to GCI Liberty in exchange for GCI Liberty stock, including 10,000 shares of GCI Liberty non-voting preferred stock, and the assumption of liabilities related to the GCI Business by GCI Liberty. The internal reorganization resulted in GCI Liberty owning, directly or indirectly, GCI, LLC and the operations comprising, and the entities that conduct, the GCI Business.  Following the internal reorganization, Liberty Broadband sold all of the non-voting preferred stock (the “Preferred Stock Sale”) to third parties. The non-voting preferred stock is issued by GCI Liberty, and has a 12% dividend rate and $1,000 per share liquidation price plus accrued and unpaid dividends. The mandatory redemption date is July 14, 2032.  Following the Preferred Stock Sale, GCI Liberty effected a reclassification of GCI Liberty’s existing common stock into a sufficient number of shares of Series A GCI Group common stock (“GLIBA”), Series B GCI Group common stock (“GLIBB”) and Series C GCI Group common stock (“GLIBK”) to complete the divestiture of GCI Liberty pursuant to the distribution (the “Distribution”) by Liberty Broadband to the holders of record of Liberty Broadband common stock, as of the record date for the Distribution, of all the shares of GCI Group common stock held by Liberty Broadband immediately prior to the Distribution.  The internal reorganization, the Preferred Stock Sale, the reclassification and the Distribution are collectively referred to as the “Separation.”

In connection with the Separation, the Company entered into certain agreements, including a separation and distribution agreement, a tax sharing agreement (the “Tax Sharing Agreement”) and a tax receivables agreement (the “Tax Receivables Agreement”), pursuant to which, among other things, GCI Liberty and Liberty Broadband will indemnify each other against certain losses that may arise. The Tax Sharing Agreement governs the allocation of taxes, tax benefits, tax items and tax-related losses between Liberty Broadband and GCI Liberty, and the Tax Receivables Agreement governs the respective rights and obligations of Liberty Broadband and GCI Liberty with respect to certain tax matters. In addition, the Company entered into certain agreements, including a services agreement (the “Services Agreement”), a facilities sharing agreement and an aircraft time sharing agreement, with Liberty Media and/or its subsidiaries. Pursuant to the Services Agreement, Liberty Media provides GCI Liberty with public company support services, including legal, tax, accounting, treasury, information technology, cybersecurity, internal audit and investor relations services. GCI Liberty reimburses Liberty Media for all out-of-pocket expenses incurred by Liberty Media in providing the services and pays a services fee that is subject to review and evaluation for reasonableness on a quarterly basis.

Update on Economic Conditions

GCI Holdings offers wireless and wireline telecommunication services, data services, and managed services to customers primarily throughout Alaska. Because of this geographic concentration, growth of GCI Holdings’ business and operations depends upon economic conditions in Alaska. Unfavorable economic conditions, such as a recession or economic slowdown in the U.S., or inflation in the markets in which GCI operates, could negatively affect the affordability of and demand for GCI’s products and services and its cost of doing business. In recent years, varying factors, including the conflict in Iran, have contributed to significant volatility and disruption of financial markets and global supply chains. After several years of higher interest rates, the U.S. Federal Reserve decreased interest rates in 2024 and the latter half of 2025, with no additional decreases thus far in 2026. Mounting inflationary cost pressures and recessionary fears have negatively impacted the U.S. and global economy. Increased equipment costs, for example due to increased tariffs, could also impact GCI’s results.

The Alaska economy is dependent upon the oil industry, state and federal spending, investment earnings, and tourism. A decline in oil prices would put significant pressure on the Alaska state government budget. The Alaska state government has financial reserves that GCI Holdings believes may be able to help fund the state government for the next couple of years. The Alaska economy is subject to recessionary pressures as a result of the economic impacts of volatility in oil prices, inflation, and other causes that could result in a decrease in economic activity. While it is difficult for GCI Holdings to predict the future impact of a recession on its business, these conditions have had an adverse impact on its business and could adversely affect the affordability of and demand for some of its products and services and cause customers to shift to lower priced products and services or to delay or forgo purchases of its products and services. GCI Holdings’ customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to GCI Holdings and could lead to an increase in accounts receivable and bad debt expense. If Alaska experiences a recession or economic slowdown, it could negatively affect GCI Holdings’ business including its financial position, results of operations, or liquidity, as well as its ability to service debt, pay other obligations and enhance shareholder returns.

In addition, during the past several years, GCI Holdings has experienced, and continues to experience the impact of inflation-sensitive items, including upward pressure on the costs of materials, labor, and other items that are critical to GCI Holdings’ business. GCI Holdings continues to monitor these impacts closely and, if costs continue to rise, GCI Holdings may be unable to recoup losses or offset diminished margins by passing these costs through to its customers or implementing offsetting cost reductions.

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

USF Program

GCI Holdings receives support from various USF programs. The USF programs are subject to change by regulatory actions taken by the FCC, interpretations of or compliance with USF program rules, or legislative actions. The USF programs have also been subject to legal challenge, which could disrupt the support GCI Holdings receives. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings’ business and the Company’s financial position, results of operations or liquidity.

Quintillion Acquisition

On April 21, 2026, GCI Holdings agreed pursuant to a securities purchase agreement (the “Purchase Agreement”), subject to receipt of regulatory approval and satisfaction of customary closing conditions, to acquire all of the issued and outstanding equity interests in Q Gateway Intermediate Holdings, LLC, a Delaware limited liability company (“Quintillion”), in exchange for consideration of $310 million in cash subject to certain adjustments (including working capital, cash, indebtedness and transaction expenses), reimbursement of up to $50 million for certain capital expenditures incurred by Quintillion, and potential earn-out payments in 2028, 2029 and 2031.

Concurrent with the entry into the Purchase Agreement, GCI, LLC, as lender, entered into a Term Loan Credit Agreement with the seller in the acquisition, as borrower, providing, subject to the satisfaction of certain condition precedents, for a term loan in an initial principal amount of $160 million. The term loan bears interest at Secured Overnight Financing Rate (“SOFR”) plus a margin of 8.50% (with, subject to certain conditions, up to SOFR plus 2.00% payable in cash and the remainder paid-in-kind). Upon the closing of the acquisition, the outstanding amounts under the term loan will automatically be deemed paid in full and credited toward the purchase price; if the acquisition does not close, the term loan will mature on April 21, 2031.

Other Corporate Activity

As of April 22, 2026, GCI Liberty has received all required regulatory approvals, including from the FCC, allowing its Chairman of the Board of Directors, Dr. John C. Malone, to hold de jure voting control of GCI Liberty and its subsidiaries. As a result, the existing letter agreement, dated December 31, 2024, that limited Dr. Malone’s voting power to below 50% has terminated by its terms, and Dr. Malone may now vote his equity ownership in full, which represents an approximate 53.7% voting interest based on outstanding shares as of March 23, 2026.

On April 16, 2026, GCI Liberty completed the purchase of approximately 61 thousand Class A Common Shares (“LILA”) and approximately 12.3 million Class C Common Shares (“LILAK”), in each case, of Liberty Latin America Ltd. (“LLA”) for approximately $107 million in cash.

On April 16, 2026, the Board of Directors approved renaming the parent company from GCI Liberty, Inc. to Liberty Capital Corporation. The company does not intend to change the tickers.

Results of Operations – Consolidated

General. Provided in the tables below is information regarding the historical consolidated operating results and other income and expense of GCI Liberty.

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Revenue	$256	266
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization)	132	125
Selling, general and administrative expense	31	28
Stock-based compensation	8	2
Depreciation and amortization	52	53
Acquisition costs	3	—
Operating income (loss)	30	58
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(8)	(10)
Other, net	4	1
	(4)	(9)
Earnings (loss) before income taxes	26	49
Income tax benefit (expense)	(8)	(14)
Net earnings (loss)	$18	35

Adjusted OIBDA	$93	113

Revenue. Consolidated revenue decreased $10 million for the three months ended March 31, 2026, as compared to the same period in 2025. The following table highlights selected key performance indicators used in evaluating the Company’s business.

	March 31,
	2026	2025
Consumer
Data:
Cable modem subscribers[1]	150,500	154,700
Wireless:
Wireless lines in service[2]	200,000	195,500
Business
Wireless:
Wireless lines in service[3]	7,700	8,700

1 A cable modem subscriber is defined by the purchase of cable modem service regardless of the level of service purchased. If one entity purchases multiple cable modem service access points, each access point is counted as a subscriber. Small-to-Medium Business customers, promotional cable modem access points and customers that have been inactive for 60 days or less are included.

2 A consumer wireless line in service is defined as a wireless device with a monthly fee for services. Consumer wireless lines include Small-to-Medium Business customers, promotional lines, postpaid lines that have been inactive for 60 days or less and paying prepaid lines.

3 A business wireless line in service is defined as a wireless device with a monthly fee for services.  Business wireless lines include enterprise customers, promotional lines and postpaid lines that have been inactive for 60 days or less.

The components of revenue are as follows:

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Consumer
Data	$59	61
Wireless	52	50
Other	4	10
Business
Data	124	128
Wireless	10	10
Other	7	7
Total revenue	$256	266

Consumer data revenue decreased $2 million for the three months ended March 31, 2026, as compared to the same period in 2025, driven by a decrease in the number of subscribers.

Consumer wireless revenue increased $2 million for the three months ended March 31, 2026, as compared to the same period in 2025, driven by an increase in the number of subscribers.

Consumer other revenue decreased $6 million for the three months ended March 31, 2026, as compared to the same period in 2025. Consumer other revenue consists of consumer voice revenue, and up until the third quarter of 2025, video revenue, and other revenue. The decrease was primarily due to no video revenue being recorded during the quarter ended March 31, 2026 as a result of the discontinuation of video services in the prior year.

Business data revenue decreased $4 million for the three months ended March 31, 2026, as compared to the same period in 2025. The three months ended March 31, 2025 benefited from approximately $4 million of revenue relating to the successful appeal of rates for services provided to certain healthcare customers in prior years.

Business wireless revenue remained flat for the three months ended March 31, 2026, as compared to the same period in 2025.

Business other revenue remained flat for the three months ended March 31, 2026, as compared to the same period in 2025.

Operating expense

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Consumer direct costs	$32	36
Business direct costs	32	26
Technology expense	68	63
Total operating expenses	$132	125

Consumer direct costs consists of wireless handset inventory costs, video programming, wireless distribution costs, marketing and advertising expenses, bad debt expense, credit card and other transactional fees, and personnel expense for managing relationships with consumer customers. Consumer direct costs decreased $4 million for the three months ended March 31, 2026, as compared to the same period in 2025, due to decreases in video programming costs as a result of the discontinuation of video services (as discussed above).

Business direct costs consists of network distribution costs, largely to healthcare and education customers, as well as personnel expense for managing relationships with business customers. Business direct costs increased $6 million for the three months ended March 31, 2026, as compared to the same period in 2025, due to increases in distribution costs for health care and education customers. The increase was primarily related to temporary cost savings of approximately $5 million in the first quarter of 2025 from a fiber break on a third party network in which GCI Holdings uses capacity, which was fully restored during the three months ended September 30, 2025.

Technology expense consists of field and technology operations costs incurred to manage the Company's network, including personnel expenses, professional service fees, software related costs, lease expenses, maintenance costs, as well as utility costs. Technology expenses increased $5 million for the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to increased professional service fees, and to a lesser extent, an increase in maintenance and software costs.

Selling, general and administrative expense consists of corporate overhead costs largely comprised of personnel expenses, software costs, insurance expense, property taxes and professional service fees. Selling, general and administrative expense increased $3 million for the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to amounts allocated pursuant to the Services Agreement.

Stock-based compensation increased $6 million for the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to a delay in grants to GCI employees until after the Separation was effective combined with a change in grant timing for GCI employees resulting in two years of value being granted in March 2026, a portion of which vested immediately.

Depreciation and amortization remained relatively flat for the three months ended March 31, 2026, as compared to the same period in 2025.

Acquisition costs increased $3 million, as compared to the same period in 2025, due to expenses incurred related to the future acquisition of Quintillion, as described above.

Operating Income (Loss). Consolidated operating income decreased $28 million for the three months ended March 31, 2026, as compared to the same period in 2025. Operating income was impacted by the above explanations.

Adjusted OIBDA. To provide investors with additional information regarding the Company’s financial results, the Company also discloses Adjusted OIBDA, which is a non-GAAP financial measure. The Company defines Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition costs and impairment charges. The Company’s chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate its business decisions and allocate resources. The Company believes this is an important indicator of the operational strength and performance of its business by identifying those items that are not directly a reflection of business performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results, perform analytical comparisons and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles. The following table provides a reconciliation of operating income (loss) to Adjusted OIBDA:

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Operating income (loss)	$30	58
Depreciation and amortization	52	53
Stock-based compensation	8	2
Acquisition costs	3	—
Adjusted OIBDA	$93	113

Consolidated Adjusted OIBDA decreased $20 million during the three months ended March 31, 2026, as compared to the same period in 2025, due to the items discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Other income (expense):
Interest expense	$(8)	(10)
Other, net	4	1
	$(4)	(9)

Interest Expense. Interest expense decreased $2 million during the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to lower amounts outstanding and lower interest rates on the Company’s Senior Credit Facility (as defined in note 5 to the accompanying condensed consolidated financial statements) compared to the prior year.

Other, net. Other, net income increased $3 million during the three months ended March 31, 2026, as compared to the same period in 2025, primarily related to interest and dividend income related to the Company’s cash equivalents which were higher in the first quarter of 2026 compared to the prior year as a result of the rights offering (as defined and described in note 1 to the accompanying condensed consolidated financial statements).

Income taxes. Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Earnings (loss) before income taxes	$26	49
Income tax (expense) benefit	$(8)	(14)
Effective income tax rate	31%	29%

For the three months ended March 31, 2026, the income tax expense was in excess of the U.S. statutory tax rate of 21% primarily due to state income taxes and nondeductible executive compensation. For the three months ended March 31, 2025, the income tax expense was in excess of the U.S. statutory rate of 21% primarily due to state income taxes.

Net earnings (loss). The Company had net earnings of $18 million and $35 million for the three months ended March 31, 2026 and 2025, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses, and other income and expenses.

Liquidity and Capital Resources

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of GCI Holdings, dividend and interest receipts, capital market transactions and debt (including borrowings under the Senior Credit Facility (as discussed in note 5 to the accompanying condensed consolidated financial statements)).

As of March 31, 2026, GCI Liberty had a cash and cash equivalents balance of $435 million, which was substantially held in cash equivalents.  When applicable, cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Cash flow information
Net cash provided by (used in) operating activities	$78	119
Net cash provided by (used in) investing activities	$(55)	(46)
Net cash provided by (used in) financing activities	$(4)	1

The decrease in cash provided by operating activities during the three months ended March 31, 2026, as compared to the same period in 2025, was primarily driven by decreased net earnings and timing differences in working capital accounts.

During the three months ended March 31, 2026 and 2025, net cash flows used in investing activities were primarily related to capital expenditures, net of grant proceeds of $55 million and $49 million, respectively.

The projected uses of our cash and restricted cash are debt repayments, net capital expenditures of approximately $235 million, approximately $45 million for interest payments on outstanding debt, reimbursements to Liberty Media for amounts due under various agreements and to fund investment opportunities at GCI Liberty (including the LLA investments discussed above), and acquisitions (including the Quintillion acquisition discussed above). We expect cash and other available sources of liquidity as discussed above to cover expenses for the foreseeable future.

GCI, LLC is in compliance with all debt maintenance covenants as of March 31, 2026. See note 5 to the accompanying condensed consolidated financial statements for a description of all indebtedness obligations.

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

As of March 31, 2026, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
dollar amounts in millions
$369	5.6%	$600	4.8%

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2025 includes “Legal Proceedings” under Item 3 of Part I. There have been no material changes to the legal proceedings described in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2026, the Company does not have an approved share repurchase program in place. Accordingly, there were no repurchases of GCI Group common stock during the three months ended March 31, 2026.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026.

II-1

Item 6. Exhibits

(a)Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
2.1

Securities Purchase Agreement, dated April 21, 2026, by and among Q Gateway Ultimate Holdings, LLC, GCI Holdings, LLC and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2026 (File No. 001-42742) (the “April 2026 8-K”)).

10.1

Term Loan Credit Agreement, dated April 21, 2026, by and among GCI, LLC, as lender, Q Gateway Ultimate Holdings, LLC, as borrower, and Acquiom Agency Services LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the April 2026 8-K).

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification**
99.1	Reconciliation of GCI, LLC and its Subsidiaries Net Assets and Net Earnings (Loss) to GCI, LLC, Excluding the Liberty Subsidiaries **

101.INS	XBRL Instance Document * – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*
*	Filed herewith.
**	Furnished herewith.

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GCI LIBERTY, INC.

Date: May 7, 2026	By:	/s/ Ronald A. Duncan
Ronald A. Duncan
President and Chief Executive Officer

Date: May 7, 2026	By:	/s/ Brian J. Wendling
Brian J. Wendling
Chief Accounting Officer and Principal Financial Officer

II-3