Form 10-Q
period 2026-06-30
Liberty Capital Corp/NV
filed 2026-08-06
CIK 2057463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-42742

Liberty Capital Corporation

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock as of July 31, 2026 was:

	Series A	Series B	Series C
Liberty Capital Corporation GCI Group common stock	3,650,938	400,806	35,853,250

LIBERTY CAPITAL CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2026	2025

	amounts in millions, except share amounts
Assets
Current assets:
Cash and cash equivalents	$497	416
Trade and other receivables, net of allowance for credit losses of $4 and $4, respectively	131	141
Prepaid and other current assets	60	58
Total current assets	688	615
Property and equipment, net	1,313	1,257
Intangible assets not subject to amortization (note 4)
Goodwill	648	638
Cable certificates	149	149
Other	25	25
	822	812
Intangible assets subject to amortization, net (note 4)	355	372
Deferred income tax assets	21	31
Other assets, net	320	147
Total assets	3,519	3,234

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	127	123
Deferred revenue	24	23
Current portion of debt (note 5)	7	4
Other current liabilities	46	46
Total current liabilities	204	196
Long-term debt, net (note 5)	1,200	979
Obligations under tower obligations	61	69
Long-term deferred revenue	131	130
Other liabilities	170	154
Total liabilities	1,766	1,528

Redeemable noncontrolling interest in equity of subsidiary	18	18

Equity
Series A GCI Group common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 3,650,938 at June 30, 2026 and December 31, 2025	—	—
Series B GCI Group common stock, $.01 par value. Authorized 3,750,000 shares; issued and outstanding 400,806 at June 30, 2026 and December 31, 2025	—	—
Series C GCI Group common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 35,853,250 and 35,751,850 at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	2,373	2,360
Retained earnings (deficit)	(638)	(672)
Total equity	1,735	1,688
Commitments and contingencies (note 7)
Total liabilities and equity	$3,519	3,234

See accompanying notes to condensed consolidated financial statements.

LIBERTY CAPITAL CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions, except per share amounts
Revenue	$261	261	517	527
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization)	137	128	269	253
Selling, general and administrative expense (including stock-based compensation)	35	30	74	60
Depreciation and amortization	56	52	108	105
Acquisition costs	4	—	7	—
	232	210	458	418
Operating income (loss)	29	51	59	109
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(12)	(12)	(20)	(22)
Other, net	6	2	10	3
	(6)	(10)	(10)	(19)
Earnings (loss) before income taxes	23	41	49	90
Income tax benefit (expense)	(7)	(14)	(15)	(28)
Net earnings (loss)	$16	27	34	62
Basic net earnings (loss) attributable to Series A, Series B and Series C GCI Group shareholders per common share (note 2)	$0.40	0.87	0.85	2.00
Diluted net earnings (loss) attributable to Series A, Series B and Series C GCI Group shareholders per common share (note 2)	$0.40	0.87	0.85	2.00

See accompanying notes to condensed consolidated financial statements.

LIBERTY CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2026	2025

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$34	62
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	108	105
Stock-based compensation	15	7
Deferred income tax expense (benefit)	14	(6)
Other, net	(2)	(2)
Change in other assets and liabilities:
Decrease (increase) in accounts receivable	11	52
Amortization of right-of-use asset	24	24
Decrease (increase) in other assets	(9)	9
(Decrease) increase in operating lease liabilities	(25)	(28)
(Decrease) increase in taxes payable	—	16
(Decrease) increase in payables and other liabilities	(6)	(13)
Net cash provided by (used in) operating activities	164	226
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(11)	—
Loan to Quintillion (note 1)	(160)	—
Capital expenditures	(130)	(119)
Grant proceeds received for capital expenditures	5	19
Purchase of investments	(107)	—
Sale of investments	107	—
Other investing activities, net	—	6
Net cash provided by (used in) investing activities	(296)	(94)
Cash flows from financing activities:
Borrowings of debt	464	691
Repayment of debt and tower obligations	(244)	(775)
Other financing activities, net	(7)	(6)
Net cash provided by (used in) financing activities	213	(90)
Net increase (decrease) in cash, cash equivalents and restricted cash	81	42
Cash, cash equivalents and restricted cash, beginning of period	429	75
Cash, cash equivalents and restricted cash, end of period	$510	117

The following table reconciles cash and cash equivalents and restricted cash reported in the Company’s condensed consolidated balance sheets to the total amount presented in its condensed consolidated statements of cash flows:

	June 30,	December 31,
	2026	2025

	amounts in millions
Cash and cash equivalents	$497	416
Restricted cash included in other current assets	6	8
Restricted cash included in other long-term assets	7	5
Total cash and cash equivalents and restricted cash at end of period	$510	429

See accompanying notes to condensed consolidated financial statements.

LIBERTY CAPITAL CORPORATION

Condensed Consolidated Statements of Equity

(unaudited)

	GCI Group			Additional	Retained
	Common Stock			paid-in	earnings	Total
	Series A	Series B	Series C	capital	(deficit)	equity

	amounts in millions
Balances at January 1, 2026	$—	—	—	2,360	(672)	1,688
Net earnings (loss)	—	—	—	—	34	34
Stock-based compensation	—	—	—	15	—	15
Other	—	—	—	(2)	—	(2)
Balances at June 30, 2026	$—	—	—	2,373	(638)	1,735

	GCI Group			Additional	Retained
	Common Stock			paid-in	earnings	Total
	Series A	Series B	Series C	capital	(deficit)	equity

	amounts in millions
Balances at March 31, 2026	$—	—	—	2,366	(654)	1,712
Net earnings (loss)	—	—	—	—	16	16
Stock-based compensation	—	—	—	7	—	7
Balances at June 30, 2026	$—	—	—	2,373	(638)	1,735

	Former	Retained
	Member's	earnings	Total
	Investment	(deficit)	equity

	amounts in millions
Balances at January 1, 2025	$1,777	(363)	1,414
Net earnings (loss)	—	62	62
Stock-based compensation	7	—	7
Other	(6)	—	(6)
Balances at June 30, 2025	$1,778	(301)	1,477

	Former	Retained
	Member's	earnings	Total
	Investment	(deficit)	equity

	amounts in millions
Balances at March 31, 2025	$1,778	(328)	1,450
Net earnings (loss)	—	27	27
Stock-based compensation	5	—	5
Other	(5)	—	(5)
Balances at June 30, 2025	$1,778	(301)	1,477

See accompanying notes to condensed consolidated financial statements.

LIBERTY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Basis of Presentation

Liberty Capital Corporation (f/k/a GCI Liberty, Inc. prior to a name change on May 21, 2026) (“Liberty Capital”) consists of 100% of the outstanding equity interests in GCI, LLC, GCI Holdings, LLC (“GCI Holdings” or “GCI”) and their subsidiaries (collectively, the “GCI Business”). Prior to the Separation (defined below), the GCI Business was formerly owned by Liberty Broadband Corporation (“Liberty Broadband”).

The accompanying condensed consolidated financial statements represent the combination of the historical financial information of GCI Holdings until the date of the Separation. Although GCI Holdings was reported as a combined company until the date of the Separation, all periods reported herein are referred to as consolidated. The condensed consolidated financial statements and the notes thereto refer to the consolidation of GCI Holdings and certain other assets and liabilities as "Liberty Capital," "the Company," "us," "we" and "our." The Separation was accounted for at historical cost due to the pro rata nature of the distribution to holders of GCI Group common stock.  All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and (b) interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Liberty Capital’s Annual Report on Form 10-K for the year ended December 31, 2025.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Liberty Capital considers (i) fair value of non-financial instruments and (ii) accounting for income taxes to be its most significant estimates.

Through its ownership of interests in subsidiaries and other companies, the Company is primarily engaged in providing a full range of data, wireless, voice, and managed services to residential customers, businesses, governmental entities and educational and medical institutions primarily in Alaska under the GCI brand.

Separation of Liberty Capital from Liberty Broadband

Liberty Capital was formed in Nevada in December 2024 for the purpose of ultimately holding the GCI Business. On July 14, 2025, Liberty Broadband and its subsidiaries completed an internal reorganization in order for Liberty Broadband to transfer the GCI Business to Liberty Capital in exchange for Liberty Capital stock, including 10,000 shares of Liberty Capital non-voting preferred stock, and the assumption of liabilities related to the GCI Business by Liberty Capital. The internal reorganization resulted in Liberty Capital owning, directly or indirectly, GCI, LLC and the operations comprising, and the entities that conduct, the GCI Business.  Following the internal reorganization, Liberty Broadband sold all of the non-voting preferred stock (the “Preferred Stock Sale”) to third parties. The non-voting preferred stock is issued by Liberty Capital, has a 12% dividend rate and $1,000 per share liquidation price plus accrued and unpaid dividends, and is recorded in Other liabilities in the condensed consolidated balance sheet as of June 30, 2026. The mandatory redemption date is July 14, 2032.  Following the Preferred Stock Sale, Liberty Capital effected a reclassification of Liberty Capital’s existing common stock into a sufficient number of shares of Liberty Capital Series A GCI Group common stock (“GLIBA”), Liberty Capital Series B GCI Group common stock (“GLIBB”) and Liberty Capital Series C GCI Group common stock (“GLIBK”) to complete the divestiture of Liberty Capital pursuant to the distribution (the “Distribution”) by Liberty Broadband to the holders of record of Liberty Broadband common stock, as of the record date for the Distribution, of all the shares of Liberty Capital GCI Group common stock held by Liberty Broadband immediately

LIBERTY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

prior to the Distribution.  The internal reorganization, the Preferred Stock Sale, the reclassification and the Distribution are collectively referred to as the “Separation.”

In connection with the Separation, the Company entered into certain agreements, including a separation and distribution agreement, a tax sharing agreement (the “Tax Sharing Agreement”) and a tax receivables agreement (the “Tax Receivables Agreement”), pursuant to which, among other things, Liberty Capital and Liberty Broadband will indemnify each other against certain losses that may arise. The Tax Sharing Agreement governs the allocation of taxes, tax benefits, tax items and tax-related losses between Liberty Broadband and Liberty Capital, and the Tax Receivables Agreement governs the respective rights and obligations of Liberty Broadband and Liberty Capital with respect to certain tax matters.

In addition, the Company entered into certain agreements, including a services agreement (“Services Agreement”), a facilities sharing agreement and an aircraft time sharing agreement, with Liberty Media Corporation (“Liberty Media”) and/or its subsidiaries. Pursuant to the Services Agreement, Liberty Media provides Liberty Capital with public company support services, including legal, tax, accounting, treasury, information technology, cybersecurity, internal audit and investor relations services. Liberty Capital reimburses Liberty Media for all out-of-pocket expenses incurred by Liberty Media in providing the services and pays a services fee that will be subject to review and evaluation for reasonableness on a quarterly basis. For the three and six months ended June 30, 2026, approximately $2 million and $4 million, respectively, was reimbursable to Liberty Media under these various agreements.

Rights Offering

On November 25, 2025, Liberty Capital distributed subscription rights (the “Series C GCI Group Rights”) to purchase shares of GLIBK to holders of GLIBA, GLIBB, and GLIBK in connection with a rights offering (the “rights offering”) that commenced on November 26, 2025. Liberty Capital distributed 0.3838 of a Series C GCI Group Right for each share of GLIBA, GLIBB, or GLIBK held on November 24, 2025. Each whole Series C GCI Group Right entitled the holder to purchase, pursuant to the basic subscription privilege, one share of GLIBK at a subscription price of $27.20, which was equal to an approximate 20% discount to the volume weighted average trading price of GLIBK for the ten-day trading period ending on and including November 21, 2025. The rights offering was fully subscribed with 11,059,127 shares of GLIBK issued to those rightsholders exercising basic and, if applicable, oversubscription privileges. The approximate $300 million in proceeds from the rights offering will be used for general corporate purposes, which may include working capital, capital expenditures and repayment or refinancing of outstanding indebtedness. Liberty Capital may also use a portion of the net proceeds from the rights offering for potential strategic acquisitions, investments or partnerships, as discussed below. As of June 30, 2026, as a result of the rights offering, the Company had cash equivalents of $310 million (Level 1).  Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Acquisitions

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

Concurrent with the entry into the Purchase Agreement, GCI, LLC, as lender, entered into a Term Loan Credit Agreement with the seller in the acquisition, as borrower, providing for a term loan in an initial principal amount of $160 million. The term loan bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 8.50% (with, subject to certain conditions, up to SOFR plus 2.00% payable in cash and the remainder paid-in-kind). Upon the closing of the acquisition, the outstanding amounts under the term loan will automatically be deemed paid in full and credited toward the purchase price; if the acquisition does not close, the term loan will mature on April 21, 2031. The approximately $160 million is included in Other assets, net in the condensed consolidated balance sheet as of June 30, 2026.

LIBERTY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

On April 29, 2026, GCI Communication Corporation, a wholly-owned subsidiary of the Company, purchased SPITwSPOTS, Inc. (“SwS”), a local fixed wireless access provider of broadband services, for total cash consideration of approximately $11 million. The Company recorded $10 million of goodwill, $11 million of fixed assets, $8 million of other assets, offset by $18 million of other liabilities related to the acquisition. The acquisition price allocation is preliminary and subject to revision as of June 30, 2026.

Other Corporate Activity

On April 16, 2026, Liberty Capital completed the purchase of approximately 61 thousand Class A Common Shares (“LILA”) and approximately 12.3 million Class C Common Shares (“LILAK”), in each case, of Liberty Latin America Ltd. (“LLA”) for approximately $107 million in cash. On May 22, 2026, the Company’s Chairman purchased the LLA shares back from the Company at its cost of $8.63 per share for aggregate cash of $107 million.

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

Excluded from diluted net EPS for both of the three and six months ended June 30, 2026 are approximately 1 million potential common shares, because their inclusion would have been antidilutive.

In connection with the Separation, on July 14, 2025, the Company’s common stock was reclassified into approximately 29 million common shares. These common shares were distributed by Liberty Broadband to its common shareholders as of the record date for the Separation, resulting in 3,650,938 shares of GLIBA, 400,806 shares of GLIBB and 24,646,041 shares of GLIBK being issued and outstanding at the time of the Separation. In November 2025, Liberty Capital distributed subscription rights to purchase shares of GLIBK to holders of GLIBA, GLIBB, and GLIBK in connection with the rights offering (defined and described in note 1), at a discount to the market. Because of the discount, this was considered a stock dividend and was required to be reflected retroactively in the weighted average shares outstanding for the three and six months ended June 30, 2025. The number of shares issued upon completion of the Separation, retroactively adjusted for the rights offering resulted in 3,897,599 shares of GLIBA, 427,885 shares of  GLIBB and 26,311,154 shares of  GLIBK, which were used to determine both basic and diluted net earnings (loss) per share for the three and six months ended June 30, 2025, as no Company equity awards were outstanding prior to the completion of the Separation.

	GCI Group Common Stock
	Three months ended	Six months ended
	June 30,	June 30,
	2026	2026

	number of shares in millions
Basic WASO	40	40
Potentially dilutive shares	—	—
Diluted WASO	40	40

(3)  Revenue Recognition

Contracts with Customers

The Company had receivables of $142 million and $154 million at June 30, 2026 and December 31, 2025, respectively, the long-term portion of which are included in Other assets, net. The Company had deferred revenue of $30

LIBERTY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

million and $31 million at June 30, 2026 and December 31, 2025, respectively. The receivables and deferred revenue are only from contracts with customers. GCI Holdings’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during the six months ended June 30, 2026 were not materially impacted by other factors.

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) of $271 million in the remainder of 2026, $311 million in 2027, $78 million in 2028, $67 million in 2029 and $91 million in 2030 and thereafter.

Revenue from contracts with customers, classified by customer type and significant service offerings, is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
GCI Holdings
Consumer Revenue
Data	$60	60	119	121
Wireless	36	35	72	69
Other	4	9	8	18
Business Revenue
Data	127	124	250	251
Wireless	8	8	16	16
Other	3	2	5	5
Lease, grant, and revenue from subsidies	23	23	47	47
Total	$261	261	517	527

Government Assistance

In current and prior years, the Company has been awarded, as either the recipient or subrecipient, federal government grants to construct broadband infrastructure to unserved and underserved communities in rural Alaska. During the three months ended June 30, 2026 and 2025, the Company received approximately $4 million and $3 million, respectively, for grants awarded in current and prior years. During the six months ended June 30, 2026 and 2025, the Company received approximately $5 million and $19 million, respectively, for grants awarded in current and prior years.

These grants are accounted for using a grant accounting model by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance. These grants were recorded as deferred revenue since the primary conditions for the receipt of the grant are the build out and operation of the broadband services over the established time frames, which range from 10 to 21 years for assets already placed in service and will be based on the property’s useful life for assets currently being constructed. During both the three and six months ended June 30, 2026 and 2025, revenue recorded in the condensed consolidated financial statements was not material. Both short-term and long-term deferred revenue have been recorded for the amounts of the grants received, with approximately $6 million recorded as short-term deferred revenue, as of both June 30, 2026 and December 31, 2025, and approximately $110 million and $108 million recorded as long-term deferred revenue, as of June 30, 2026 and December 31, 2025, respectively.

LIBERTY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

(4) Goodwill and Intangible Assets

	Goodwill	Cable Certificates	Other	Total
Balance at January 1, 2026	$638	149	25	812
Acquisitions[1]	10	—	—	10
Balance at June 30, 2026	$648	149	25	822

1)	Acquired goodwill relates to GCI’s acquisition of SwS (see note 1 for additional information).

Intangible Assets Subject to Amortization, net

	June 30, 2026			December 31, 2025
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
Customer relationships	$517	(235)	282	515	(215)	300
Other amortizable intangible assets	193	(120)	73	184	(112)	72
Total	$710	(355)	355	699	(327)	372

Intangible assets are being amortized generally on an accelerated basis as reflected in amortization expense and in the future amortization table below.

Amortization expense for intangible assets with finite useful lives was $15 million for both of the three months ended June 30, 2026 and 2025, and $29 million for both of the six months ended June 30, 2026 and 2025. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in millions):

Remainder of 2026	$29
2027	$55
2028	$53
2029	$46
2030	$40

LIBERTY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

(5) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	June 30,	June 30,	December 31,
	2026	2026	2025

	amounts in millions
Senior Notes	$600	612	614
Senior Credit Facility	596	596	367
Other	3	3	4
Deferred financing costs	—	(4)	(2)
Total debt	$1,199	1,207	983
Debt classified as current		(7)	(4)
Total long-term debt		$1,200	979

Senior Notes

On October 7, 2020, GCI, LLC issued $600 million aggregate principal amount of 4.75% senior notes due 2028 (the “Senior Notes”). The Senior Notes are unsecured and interest on the Senior Notes is payable semi-annually in arrears. The Senior Notes are redeemable at the Company’s option, in whole or in part, at a redemption price defined in the indenture, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $12 million at June 30, 2026. Such premium is being amortized to interest expense in the accompanying condensed consolidated statements of operations.

On June 30, 2026, GCI, LLC entered into an agreement with a financial institution to purchase a portion of its outstanding Senior Notes subject to certain conditions.  Following the Company’s fiscal quarter ended June 30, 2026, Liberty Capital purchased approximately $129 million principal amount of the outstanding Senior Notes through July 31, 2026.

Senior Credit Facility

On March 25, 2025, GCI, LLC entered into the Ninth Amended and Restated Credit Agreement (as amended by the Amendment No. 1 to Ninth Amended and Restated Credit Agreement described below, the “Senior Credit Facility”), which includes (x) a $450 million revolving credit facility, with a $35 million sublimit for letters of credit, that matures on March 25, 2030 (or, to the extent the Senior Notes remain outstanding, the date that is 91 days prior to the maturity date of the Senior Notes or the date that is 91 days prior to the maturity date of any indebtedness with a maturity date that is 91 days prior to March 25, 2030 that is used to refinance any of the Senior Notes) (such date, the “Revolving Facility Maturity Date”) and (y) a $300 million Term Loan A (“Term Loan A”) that matures on March 25, 2031 (or, to the extent the Senior Notes remain outstanding, the date that is 91 days prior to the maturity date of the Senior Notes).  On June 29, 2026, GCI, LLC entered into an Amendment No. 1 to Ninth Amended and Restated Credit Agreement which amended the Ninth Amended and Restated Credit Agreement to add (x) subject to the occurrence (or concurrent consummation) of the acquisition of Quintillion by GCI Holdings, (1) a delayed draw incremental senior secured term A loan facility in an initial aggregate principal amount of $155 million (the “Term A-1 Loan”) that matures on the earlier of December 15, 2031 and the fifth anniversary of its funding date and (2) an incremental revolving facility in an initial aggregate principal amount of $25 million (the “New L/C Facility”) for letters of credit that matures on the Revolving Facility Maturity Date and (y) an incremental senior secured term A loan facility in an initial aggregate principal amount of $300 million (the “Term A-2 Loan”, together with the Term A-1 Loan, the “Incremental Term Loans” and the Incremental Term Loans, together with the Term Loan A, the “Term Loans”) that matures on June 29, 2031.

LIBERTY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

The revolving credit facility borrowings under the Senior Credit Facility that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 0.50% and 1.25% depending on GCI, LLC’s total leverage ratio. The revolving credit facility borrowings under the Senior Credit Facility that are SOFR loans bear interest at a per annum rate equal to the applicable SOFR plus a margin that varies between 1.50% and 2.25% depending on GCI, LLC’s total leverage ratio. Term Loan borrowings that are alternate base rate loans bear interest at a per annum rate equal to the alternate base rate plus a margin that varies between 1.00% and 1.75% depending on GCI, LLC’s total leverage ratio. Term Loan borrowings that are SOFR loans bear interest at a per annum rate equal to the applicable SOFR plus a margin that varies between 2.00% and 2.75% depending on GCI, LLC’s total leverage ratio. Principal payments are due quarterly on the Term Loan A and the Term A-2 Loan equal to 0.25% of the original principal amount, which may step up to 1.25% of the original principal amount of such loan depending on GCI, LLC’s secured leverage ratio. Principal payments on the Term A-1 Loan are not required during the first eight full fiscal quarters following the funding date thereof, and thereafter are payable in equal quarterly installments in an amount per annum equal to (x) 2.50% of the original principal amount of the Term A-1 Loan for the next eight full fiscal quarters and (y) 5.0% of the original principal amount of the Term A-1 Loan for each full fiscal quarter thereafter. Each loan may be prepaid at any time and from time to time without penalty other than customary breakage costs. Any amounts prepaid on the revolving credit facility may be reborrowed. The Senior Credit Facility also has a commitment fee that accrues at a per annum rate between 0.300% and 0.375% on the daily unused amount of the revolving credit facilities depending on GCI, LLC’s total leverage ratio.

The interest rate on the Senior Credit Facility was 5.6% and 6.2% at June 30, 2026 and 2025, respectively.

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

As of June 30, 2026, there was $296 million outstanding under the Term Loan A, $300 million outstanding under the Term A-2 Loan, and $3 million in letters of credit under the Senior Credit Facility, leaving $447 million available for borrowing.

Fair Value of Debt

The fair value of the Senior Notes was $573 million at June 30, 2026 (Level 2).

Due to the variable rate nature of the Senior Credit Facility and other debt, the Company believes that the carrying amounts approximate fair value at June 30, 2026.

(6) Stock-Based Compensation

Pursuant to the Liberty Capital Corporation 2025 Omnibus Incentive Plan (the “2025 Plan”), the Company may grant to certain of its directors, employees and employees of its subsidiaries, restricted stock units (“RSUs”) and stock options to purchase a maximum of 5.0 million shares of Liberty Capital GCI Group common stock (collectively, “Awards”).

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

LIBERTY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations are $7 million and $5 million of stock-based compensation during the three months ended June 30, 2026 and 2025, respectively, and $15 million and $7 million of stock-based compensation during the six months ended June 30, 2026 and 2025, respectively.

Grants of Awards

RSUs granted during the six months ended June 30, 2026 are summarized as follows:

	Six months ended
	June 30, 2026
	RSUs	Weighted
	granted	average
	(000's)	GDFV
GLIBK time-based RSUs, employees and directors (1)	81	$36.97
GLIBK performance-based RSUs, employees (2)	111	$36.97
GLIBK performance-based RSUs, Liberty Capital CEO (3)	16	$36.97

(1)	Grants generally vest between one and three years.
(2)	Grants vest in March 2027, subject to the satisfaction of certain performance objectives.
(3)	Grant vests in March 2027, subject to the satisfaction of certain performance objectives. Grant was made to the Company’s Chief Executive Officer (“CEO”) in connection with his employment agreement.

Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is re-measured at each reporting period.

The Company did not grant any options to purchase shares of GLIBA, GLIBB or GLIBK during the six months ended June 30, 2026.

The Company calculates the GDFV for all of its equity classified options and the subsequent remeasurement of its liability classified options using the Black-Scholes Model.  The Company estimates the expected term of the options based on historical exercise and forfeiture data. The volatility used in the calculation for options is based on the historical volatility of the corresponding series of its predecessor Liberty Broadband common stock and, when available, the implied volatility of publicly traded Liberty Capital options. The Company uses a zero-dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

LIBERTY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase GLIBK granted to certain directors and employees of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the options.

Series C
			Weighted		Aggregate
			average		intrinsic
	Options		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2026	1,049	$36.67
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2026	1,049	$36.67	4.2	years	$—
Exercisable at June 30, 2026	32	$37.85	4.2	years	$—

The following table presents the number and weighted average GDFV of RSUs granted to employees of the Company.

	Series C
		Weighted
	RSUs	average
	(000's)	GDFV
Outstanding at January 1, 2026	795	$30.97
Granted	208	$36.97
Vested	(154)	$36.89
Forfeited/Cancelled	(7)	$33.35
Outstanding at June 30, 2026	842	$31.35

As of June 30, 2026, there were no outstanding options to purchase shares of GLIBA or GLIBB.

As of June 30, 2026, the total unrecognized compensation cost related to unvested Awards was approximately $22 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of 1.9 years.

As of June 30, 2026, Liberty Capital reserved approximately 1 million shares of GLIBK for issuance under exercise privileges of outstanding stock options.

(7) Commitments and Contingencies

Guaranteed Service Levels

Certain customers have guaranteed levels of service with varying terms. In the event the Company is unable to provide the minimum service levels, it may incur penalties or issue credits to customers.

LIBERTY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

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

(8) Segment Information

Liberty Capital’s chief operating decision maker (“CODM”), the Chief Executive Officer, assesses performance and allocates resources based on the Company’s consolidated statements of operations, as the converged network requires the CODM to manage and evaluate the results of the business in a consolidated manner to drive efficiencies and develop uniform strategies. Accordingly, key components and processes of the Company’s operations are managed centrally, including capital and new technology development and deployment, customer service, marketing and advertising, legal and government affairs. Segment asset information is not used by the CODM to allocate resources. Under this organizational and reporting structure, the Company has one reportable segment.

As a single reportable segment entity, the Company’s segment performance measure is net earnings (loss). See note 3 for a description of the Company's disaggregated revenue by customer type and significant service offerings. Significant segment expenses that are not separately presented on the condensed consolidated statements of operations but are reviewed by the CODM are presented below:

Operating expenses

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Consumer direct costs	$33	35	65	71
Business direct costs	35	26	67	52
Technology expense	69	67	137	130
Total operating expenses	$137	128	269	253

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

Overview

Liberty Capital Corporation (f/k/a GCI Liberty, Inc. prior to a name change on May 21, 2026) (“Liberty Capital”) consists of 100% of the outstanding equity interests in GCI, LLC, GCI Holdings, LLC (“GCI Holdings” or “GCI”) and their subsidiaries (collectively, the “GCI Business”), and was formerly owned by Liberty Broadband, prior to the Separation (defined below).

Liberty Capital was formed in Nevada in December 2024 for the purpose of ultimately holding the GCI Business. On July 14, 2025, Liberty Broadband and its subsidiaries completed an internal reorganization in order for Liberty Broadband to transfer the GCI Business to Liberty Capital in exchange for Liberty Capital stock, including 10,000 shares of Liberty Capital non-voting preferred stock, and the assumption of liabilities related to the GCI Business by Liberty Capital. The internal reorganization resulted in Liberty Capital owning, directly or indirectly, GCI, LLC and the operations comprising, and the entities that conduct, the GCI Business.  Following the internal reorganization, Liberty Broadband sold all of the non-voting preferred stock (the “Preferred Stock Sale”) to third parties. The non-voting preferred stock is issued by Liberty Capital, has a 12% dividend rate and $1,000 per share liquidation price plus accrued and unpaid dividends. The mandatory redemption date is July 14, 2032.  Following the Preferred Stock Sale, Liberty Capital effected a reclassification of Liberty Capital’s existing common stock into a sufficient number of shares of Liberty Capital Series A GCI Group common stock (“GLIBA”), Liberty Capital Series B GCI Group common stock (“GLIBB”) and Liberty Capital Series C GCI Group common stock (“GLIBK”) to complete the divestiture of Liberty Capital pursuant to the distribution (the “Distribution”) by Liberty Broadband to the holders of record of Liberty Broadband common stock, as of the record date for the Distribution, of all the shares of Liberty Capital GCI Group common stock held by Liberty Broadband immediately prior to the Distribution.  The internal reorganization, the Preferred Stock Sale, the reclassification and the Distribution are collectively referred to as the “Separation.”

In connection with the Separation, the Company entered into certain agreements, including a separation and distribution agreement, a tax sharing agreement (the “Tax Sharing Agreement”) and a tax receivables agreement (the “Tax Receivables Agreement”), pursuant to which, among other things, Liberty Capital and Liberty Broadband will indemnify each other against certain losses that may arise. The Tax Sharing Agreement governs the allocation of taxes, tax benefits, tax items and tax-related losses between Liberty Broadband and Liberty Capital, and the Tax Receivables Agreement governs the respective rights and obligations of Liberty Broadband and Liberty Capital with respect to certain tax matters. In addition, the Company entered into certain agreements, including a services agreement (the “Services Agreement”), a facilities sharing agreement and an aircraft time sharing agreement, with Liberty Media and/or its subsidiaries. Pursuant to the Services Agreement, Liberty Media provides Liberty Capital with public company support services, including legal, tax, accounting, treasury, information technology, cybersecurity, internal audit and investor relations services. Liberty Capital reimburses Liberty Media for all out-of-pocket expenses incurred by Liberty Media in providing the services and pays a services fee that is subject to review and evaluation for reasonableness on a quarterly basis.

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

Federal Universal Service Programs

Legal Challenges to the Constitutionality of the FCC Universal Service Support Programs. There have been a number of legal challenges to the constitutionality of the USF. The U.S. Courts of Appeals for the Sixth and Eleventh Circuits rejected such challenges in 2023, as did a panel of three judges in the Fifth Circuit. However, on July 24, 2024, the U.S. Court of Appeals for the Fifth Circuit sitting en banc ruled that the USF program was unconstitutional as currently administered, and remanded the case to the FCC. In its decision, the en banc Fifth Circuit concluded that there was an impermissible public delegation of legislative authority to the FCC and an impermissible private delegation of authority from the FCC to the Universal Service Administrative Company (“USAC”), the private company responsible for USF administration. The Supreme Court issued a decision on June 27, 2025, reversing the Fifth Circuit and upholding the constitutionality of the USF contribution factor. There is continuing litigation, as petitioners have filed a new Petition for Review in the Fifth Circuit, on October 1, 2025, to challenge two statutory provisions that the Supreme Court did not have occasion to address, and pursuant to which GCI or its customers receive universal service support, as well as to challenge the legality of the USAC, which administers that program for the FCC. Oral argument is scheduled in the case for August 5, 2026.

USF Programs

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

Acquisitions

On April 21, 2026, GCI Holdings agreed pursuant to a securities purchase agreement (the “Purchase Agreement”), subject to receipt of regulatory approval and satisfaction of customary closing conditions, to acquire all of the issued and outstanding equity interests in Q Gateway Intermediate Holdings, LLC, a Delaware limited liability company (“Quintillion”), in exchange for consideration of $310 million in cash subject to certain adjustments (including working capital, cash, indebtedness and transaction expenses), reimbursement of up to $50 million for certain capital expenditures incurred by Quintillion, and potential earn-out payments in 2028, 2029 and 2031. The acquisition is currently expected to close during the fourth quarter of 2026.

Concurrent with the entry into the Purchase Agreement, GCI, LLC, as lender, entered into a Term Loan Credit Agreement with the seller in the acquisition, as borrower, providing for a term loan in an initial principal amount of $160 million. The term loan bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 8.50% (with, subject to certain conditions, up to SOFR plus 2.00% payable in cash and the remainder paid-in-kind). Upon the closing of the acquisition, the outstanding amounts under the term loan will automatically be deemed paid in full and credited toward the purchase price; if the acquisition does not close, the term loan will mature on April 21, 2031.

On April 29, 2026, GCI Communication Corporation, a wholly-owned subsidiary of the Company, purchased SPITwSPOTS, Inc. (“SwS”), a local fixed wireless access provider of broadband services, for total cash consideration of approximately $11 million. The Company recorded $10 million of goodwill, $11 million of fixed assets, $8 million of other assets, offset by $18 million of other liabilities related to the acquisition. The acquisition price allocation is preliminary and subject to revision as of June 30, 2026.

Other Corporate Activity

As of April 22, 2026, Liberty Capital has received all required regulatory approvals, including from the FCC, allowing its Chairman of the Board of Directors, Dr. John C. Malone, to hold de jure voting control of Liberty Capital and its subsidiaries. As a result, the existing letter agreement, dated December 31, 2024, that limited Dr. Malone’s voting power to below 50% has terminated by its terms, and Dr. Malone may now vote his equity ownership in full, which represents an approximate 53.7% voting interest based on outstanding shares as of March 23, 2026, the most recent record date applicable to a vote of Liberty Capital shareholders.

On April 16, 2026, Liberty Capital completed the purchase of approximately 61 thousand Class A Common Shares (“LILA”) and approximately 12.3 million Class C Common Shares (“LILAK”), in each case, of Liberty Latin America Ltd. (“LLA”) for approximately $107 million in cash. On May 22, 2026, the Company’s Chairman purchased the LLA shares back from the Company at its cost of $8.63 per share for aggregate cash of $107 million.

Results of Operations – Consolidated

General. Provided in the tables below is information regarding the historical consolidated operating results and other income and expense of Liberty Capital.

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Revenue	$261	261	517	527
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization)	137	128	269	253
Selling, general and administrative expense	28	25	59	53
Stock-based compensation	7	5	15	7
Depreciation and amortization	56	52	108	105
Acquisition costs	4	—	7	—
Operating income (loss)	29	51	59	109
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(12)	(12)	(20)	(22)
Other, net	6	2	10	3
	(6)	(10)	(10)	(19)
Earnings (loss) before income taxes	23	41	49	90
Income tax benefit (expense)	(7)	(14)	(15)	(28)
Net earnings (loss)	$16	27	34	62

Adjusted OIBDA	$96	108	189	221

Revenue. Consolidated revenue remained flat and decreased $10 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The following table highlights selected key performance indicators used in evaluating the Company’s business.

	June 30,
	2026	2025
Consumer
Data:
Broadband subscribers[1,2]	155,400	153,800
Wireless:
Wireless lines in service[3]	202,100	199,200
Business
Wireless:
Wireless lines in service[4]	8,000	8,600

1 A broadband subscriber is defined by the purchase of high speed data service. If one entity purchases multiple broadband service access points, each access point is counted as a subscriber. Small-to-Medium Business customers, promotional broadband access points and customers that have been inactive for 60 days or less are included.

2 Consumer broadband subscribers as of June 30, 2026 includes approximately 5,400 acquired subscribers from the SwS acquisition.

3  A consumer wireless line in service is defined as a wireless device with a monthly fee for services. Consumer wireless lines include Small-to-Medium Business customers, promotional lines, postpaid lines that have been inactive for 60 days or less and paying prepaid lines.

4 A business wireless line in service is defined as a wireless device with a monthly fee for services.  Business wireless lines include enterprise customers, promotional lines and postpaid lines that have been inactive for 60 days or less.

The components of revenue are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Consumer
Data	$60	60	119	121
Wireless	52	51	104	101
Other	5	8	9	18
Business
Data	127	125	251	253
Wireless	10	10	20	20
Other	7	7	14	14
Total revenue	$261	261	517	527

Consumer data revenue remained flat and decreased $2 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The decrease for the six months ended June 30, 2026 was driven by a decrease in the number of subscribers, not including the subscribers acquired in the SwS acquisition. Without the SwS subscribers, consumer data subscribers were down 2.5% compared to the same period in the prior year.

Consumer wireless revenue increased $1 million and $3 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, driven by an increase in the number of subscribers.

Consumer other revenue decreased $3 million and $9 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. Consumer other revenue consists of consumer voice revenue, other revenue and up until the third quarter of 2025, video revenue. The decrease was primarily due to no video revenue being recorded during the three and six months ended June 30, 2026 as a result of the discontinuation of video services in the prior year.

Business data revenue increased $2 million and decreased $2 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The increase for the three months ended June 30, 2026 was primarily due to service upgrades with existing healthcare and education customers.  The decrease for the six months ended June 30, 2026 was primarily due to one-time revenue that occurred during the six months ended June 30, 2025 of approximately $4 million related to the successful appeal of rates for services provided to certain healthcare customers in prior years. This decrease was offset by an increase due to service upgrades with existing healthcare and education customers.

Business wireless revenue remained flat for both the three and six months ended June 30, 2026, as compared to the same periods in 2025.

Business other revenue remained flat for both the three and six months ended June 30, 2026, as compared to the same periods in 2025.

Operating expense

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Consumer direct costs	$33	35	65	71
Business direct costs	35	26	67	52
Technology expense	69	67	137	130
Total operating expenses	$137	128	269	253

Consumer direct costs consists of wireless handset inventory costs, video programming, wireless distribution costs, marketing and advertising expenses, bad debt expense, credit card and other transactional fees, and personnel expense for managing relationships with consumer customers. Consumer direct costs decreased $2 million and $6 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, due to decreases in video programming costs as a result of the discontinuation of video services (as discussed above). The decreases in video programming costs were partially offset by increases in wireless distribution costs.

Business direct costs consists of network distribution costs, largely to healthcare and education customers, as well as personnel expense for managing relationships with business customers. Business direct costs increased $9 million and $15 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, due to increases in distribution costs for healthcare and education customers. A portion of this increase in distribution costs related to temporary cost savings of approximately $3 million and $8 million during the three and six months ended June 30, 2025, respectively, from a fiber break on a third party network in which GCI Holdings uses capacity which was fully restored during the three months ended September 30, 2025. The remaining portion of the increase was due to higher distribution costs to provide upgraded services, primarily due to higher circuit costs for a specific circuit.

Technology expense consists of field and technology operations costs incurred to manage the Company's network, including personnel expenses, professional service fees, software related costs, lease expenses, maintenance costs, as well as utility costs. Technology expenses increased $2 million and $7 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, primarily due to increased professional service fees, and to a lesser extent, an increase in maintenance and software costs.

Selling, general and administrative expense consists of corporate overhead costs largely comprised of personnel expenses, software costs, insurance expense, property taxes and professional service fees. Selling, general and administrative expense increased $3 million and $6 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, primarily due to amounts allocated pursuant to the Services Agreement.

Stock-based compensation increased $2 million and $8 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, primarily due to a delay in grants to GCI employees until after the Separation was effective combined with a change in grant timing for GCI employees resulting in two years of value being granted in March 2026, a portion of which vested immediately.

Depreciation and amortization increased $4 million and $3 million for the three and six months ended June 30, 2026, respectively, as compared to the same period in 2025, primarily due to an increase in assets placed in service.

Acquisition costs increased $4 million and $7 million, respectively, as compared to the same period in 2025, primarily due to expenses incurred related to the future acquisition of Quintillion, as described above.

Operating Income (Loss). Consolidated operating income decreased $22 million and $50 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. Operating income was impacted by the above explanations.

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

The following table provides a reconciliation of operating income (loss) to Adjusted OIBDA:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Operating income (loss)	$29	51	59	109
Depreciation and amortization	56	52	108	105
Stock-based compensation	7	5	15	7
Acquisition costs	4	—	7	—
Adjusted OIBDA	$96	108	189	221

Consolidated Adjusted OIBDA decreased $12 million and $32 million during the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, due to the items discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Other income (expense):
Interest expense	$(12)	(12)	(20)	(22)
Other, net	6	2	10	3
	$(6)	(10)	(10)	(19)

Interest Expense. Interest expense remained flat and decreased $2 million during the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The decrease for the six months ended June 30, 2026 was primarily due to lower amounts outstanding during the majority of the six months ended June 30, 2026 and lower interest rates on the Company’s Senior Credit Facility (as defined in note 5 to the accompanying condensed consolidated financial statements) compared to the prior year.

Other, net. Other, net income increased $4 million and $7 million during the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, primarily related to interest and dividend income related to the Company’s cash equivalents which were higher in the first half of 2026 compared to the prior year as a result of the rights offering (as defined and described in note 1 to the accompanying condensed consolidated financial statements).

Income taxes. Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Earnings (loss) before income taxes	$23	41	49	90
Income tax (expense) benefit	$(7)	(14)	(15)	(28)
Effective income tax rate	30%	34%	31%	31%

For both the three and six months ended June 30, 2026 and 2025, the income tax expense was in excess of the U.S. statutory tax rate of 21% primarily due to state income taxes and nondeductible executive compensation.

Net earnings (loss). The Company had net earnings of $16 million and $27 million for the three months ended June 30, 2026 and 2025, respectively, and net earnings of $34 million and $62 million for the six months ended June 30, 2026 and 2025, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses, and other income and expenses.

Liquidity and Capital Resources

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of GCI Holdings, dividend and interest receipts, capital market transactions and debt (including borrowings under the Senior Credit Facility (as discussed in note 5 to the accompanying condensed consolidated financial statements)).

As of June 30, 2026, Liberty Capital had a cash and cash equivalents balance of $497 million, which was substantially held in cash equivalents.  When applicable, cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

	Six months ended
	June 30,
	2026	2025

	amounts in millions
Cash flow information
Net cash provided by (used in) operating activities	$164	226
Net cash provided by (used in) investing activities	$(296)	(94)
Net cash provided by (used in) financing activities	$213	(90)

The decrease in cash provided by operating activities during the six months ended June 30, 2026, as compared to the same period in 2025, was primarily driven by decreased net earnings and timing differences in working capital accounts.

During the six months ended June 30, 2026, net cash flows used in investing activities were primarily related to a loan to Quintillion of $160 million and capital expenditures, net of grant proceeds of $125 million. During the six months ended June 30, 2025, net cash flows used in investing activities were primarily relate to capital expenditures, net of grant proceeds of $100 million.

During the six months ended June 30, 2026, net cash provided by financing activities were primarily related to net debt borrowings of $220 million.  During the six months ended June 30, 2025, net cash used by financing activities were primarily related to net debt repayments of $84 million.

The projected uses of our cash and restricted cash are debt repayments, net capital expenditures of approximately $165 million, approximately $30 million for interest payments on outstanding debt, reimbursements to Liberty Media for amounts due under various agreements and to fund investment opportunities at Liberty Capital, funding of possible future dividends, and acquisitions (including the Quintillion acquisition discussed above). We expect cash and other available sources of liquidity as discussed above to cover expenses for the foreseeable future.

In July 2026, the Executive Committee of our Board of Directors adopted a dividend policy providing for regular quarterly cash dividends on our GCI Group common stock beginning in the fourth quarter of 2026 with an initial aggregate amount of approximately $60 million annually at inception, or approximately $15 million per quarter. Under the policy, the Board (or an authorized committee) currently intends to declare quarterly cash dividends to the GCI Group common stockholders, subject to the Company's financial condition, results of operations, capital requirements, applicable law and other factors the Board (or an authorized committee) deems relevant. All future dividends remain within the discretion of the Board of Directors (or an authorized committee thereof), and the dividend policy may be modified, suspended or terminated at any time.

GCI, LLC is in compliance with all debt maintenance covenants as of June 30, 2026. See note 5 to the accompanying condensed consolidated financial statements for a description of all indebtedness obligations.

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

As of June 30, 2026, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
dollar amounts in millions
$599	5.6%	$600	4.8%

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2025 includes “Legal Proceedings” under Item 3 of Part I. There have been no material changes to the legal proceedings described in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2026, the Company does not have an approved share repurchase program in place. Accordingly, there were no repurchases of Liberty Capital GCI Group common stock during the three months ended June 30, 2026.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026.

II-1

Item 6. Exhibits

(a)Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
2.1

Securities Purchase Agreement, dated April 21, 2026, by and among Q Gateway Ultimate Holdings, LLC, GCI Holdings, LLC and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 23, 2026 (File No. 001-42742) (the “April 2026 8-K”))

3.1

Certificate of Amendment to Articles of Incorporation, effective May 12, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2026 (File No. 001-42742))

3.2

Certificate of Amendment to Articles of Incorporation, effective May 21, 2026 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2026 (File No. 001-42742) (the “May 21, 2026 8-K”))

3.3	Amended and Restated Bylaws of the Company, as amended effective on May 21, 2026 (incorporated by reference to Exhibit 3.2 to the May 21, 2026 8-K)
10.1

Term Loan Credit Agreement, dated April 21, 2026, by and among GCI, LLC, as lender, Q Gateway Ultimate Holdings, LLC, as borrower, and Acquiom Agency Services LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the April 2026 8-K)

10.2

Amendment No. 1 to Ninth Amended and Restated Credit Agreement, dated June 29, 2026, by and among GCI, LLC, the subsidiary guarantors party thereto, the lenders party thereto, Credit Agricole Corporate and Investment Bank, as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 29, 2026 (File No. 001-42742))

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

LIBERTY CAPITAL CORPORATION

Date: August 6, 2026	By:	/s/ Ronald A. Duncan
Ronald A. Duncan
President and Chief Executive Officer

Date: August 6, 2026	By:	/s/ Brian J. Wendling
Brian J. Wendling
Chief Accounting Officer and Principal Financial Officer

II-3