Form 10-Q
period 2026-09-30
Liberty Capital Corp/NV
filed 2026-11-05
CIK 2057463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock as of October 31, 2026 was:

	Series A	Series B	Series C
Liberty Capital Corporation GCI Group common stock	3,650,938	400,806	35,853,250

LIBERTY CAPITAL CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2026	2025

	amounts in millions, except share amounts
Assets
Current assets:
Cash and cash equivalents	$387	416
Trade and other receivables, net of allowance for credit losses of $3 and $4, respectively	154	141
Prepaid and other current assets	69	58
Total current assets	610	615
Property and equipment, net	1,342	1,257
Intangible assets not subject to amortization (note 4)
Goodwill	649	638
Cable certificates	149	149
Other	25	25
	823	812
Intangible assets subject to amortization, net (note 4)	343	372
Deferred income tax assets	13	31
Other assets, net	333	147
Total assets	3,464	3,234

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	137	123
Deferred revenue	24	23
Current portion of debt (note 5)	7	4
Other current liabilities	46	46
Total current liabilities	214	196
Long-term debt, net (note 5)	1,097	979
Obligations under tower obligations	60	69
Long-term deferred revenue	128	130
Other liabilities	174	154
Total liabilities	1,673	1,528

Redeemable noncontrolling interest in equity of subsidiary	23	18

Equity
Series A GCI Group common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 3,650,938 at September 30, 2026 and December 31, 2025	—	—
Series B GCI Group common stock, $.01 par value. Authorized 3,750,000 shares; issued and outstanding 400,806 at September 30, 2026 and December 31, 2025	—	—
Series C GCI Group common stock, $.01 par value. Authorized 100,000,000 shares; issued and outstanding 35,853,250 and 35,751,850 at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	2,379	2,360
Retained earnings (deficit)	(611)	(672)
Total equity	1,768	1,688
Commitments and contingencies (note 8)
Total liabilities and equity	$3,464	3,234

See accompanying notes to condensed consolidated financial statements.

LIBERTY CAPITAL CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in millions, except per share amounts
Revenue	$267	257	784	784
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization)	136	131	405	384
Selling, general and administrative expense (including stock-based compensation)	36	36	110	96
Depreciation and amortization	58	53	166	158
Impairment of goodwill and intangible assets	—	525	—	525
Acquisition costs	1	—	8	—
	231	745	689	1,163
Operating income (loss)	36	(488)	95	(379)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(14)	(12)	(34)	(34)
Interest and dividend income	9	1	18	3
Other, net	6	2	7	3
	1	(9)	(9)	(28)
Earnings (loss) before income taxes	37	(497)	86	(407)
Income tax benefit (expense)	(10)	110	(25)	82
Net earnings (loss)	$27	(387)	61	(325)
Basic net earnings (loss) attributable to Series A, Series B and Series C GCI Group shareholders per common share (note 2)	$0.68	(13.34)	1.53	(11.21)
Diluted net earnings (loss) attributable to Series A, Series B and Series C GCI Group shareholders per common share (note 2)	$0.68	(13.34)	1.53	(11.21)

See accompanying notes to condensed consolidated financial statements.

LIBERTY CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2026	2025

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$61	(325)
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	166	158
Stock-based compensation	21	9
Impairment of goodwill and intangible assets	—	525
Deferred income tax expense (benefit)	24	(399)
Non-cash changes in taxes payable	—	206
Other, net	(9)	(3)
Change in other assets and liabilities:
Decrease (increase) in accounts receivable	(13)	39
Amortization of right-of-use asset	35	37
Decrease (increase) in other assets	(9)	—
(Decrease) increase in operating lease liabilities	(37)	(37)
(Decrease) increase in taxes payable	(2)	83
(Decrease) increase in payables and other liabilities	6	9
Net cash provided by (used in) operating activities	243	302
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(11)	—
Loan to Quintillion (note 1)	(160)	—
Capital expenditures	(207)	(174)
Grant proceeds received for capital expenditures	5	22
Purchase of investments	(107)	—
Sale of investments	107	—
Other investing activities, net	7	6
Net cash provided by (used in) investing activities	(366)	(146)
Cash flows from financing activities:
Borrowings of debt	518	691
Repayment of debt and tower obligations	(395)	(778)
Other financing activities, net	(12)	(7)
Net cash provided by (used in) financing activities	111	(94)
Net increase (decrease) in cash, cash equivalents and restricted cash	(12)	62
Cash, cash equivalents and restricted cash, beginning of period	429	75
Cash, cash equivalents and restricted cash, end of period	$417	137

The following table reconciles cash and cash equivalents and restricted cash reported in the Company’s condensed consolidated balance sheets to the total amount presented in its condensed consolidated statements of cash flows:

	September 30,	December 31,
	2026	2025

	amounts in millions
Cash and cash equivalents	$387	416
Restricted cash included in other current assets	12	8
Restricted cash included in other long-term assets	18	5
Total cash and cash equivalents and restricted cash at end of period	$417	429

See accompanying notes to condensed consolidated financial statements.

LIBERTY CAPITAL CORPORATION

Condensed Consolidated Statements of Equity

(unaudited)

	GCI Group			Additional	Retained
	Common Stock			paid-in	earnings	Total
	Series A	Series B	Series C	capital	(deficit)	equity

	amounts in millions
Balances at January 1, 2026	$—	—	—	2,360	(672)	1,688
Net earnings (loss)	—	—	—	—	61	61
Stock-based compensation	—	—	—	21	—	21
Other	—	—	—	(2)	—	(2)
Balances at September 30, 2026	$—	—	—	2,379	(611)	1,768

	GCI Group			Additional	Retained
	Common Stock			paid-in	earnings	Total
	Series A	Series B	Series C	capital	(deficit)	equity

	amounts in millions
Balances at June 30, 2026	$—	—	—	2,373	(638)	1,735
Net earnings (loss)	—	—	—	—	27	27
Stock-based compensation	—	—	—	6	—	6
Balances at September 30, 2026	$—	—	—	2,379	(611)	1,768

LIBERTY CAPITAL CORPORATION

Condensed Consolidated Statements of Equity

(unaudited) (continued)

	GCI Group			Former	Additional	Retained
	Common Stock			Member's	paid-in	earnings	Total
	Series A	Series B	Series C	Investment	capital	(deficit)	equity

	amounts in millions
Balances at January 1, 2025	$—	—	—	1,777	—	(363)	1,414
Net earnings (loss)	—	—	—	—	—	(325)	(325)
Stock-based compensation	—	—	—	7	2	—	9
Change in capitalization in connection with the Separation	—	—	—	(1,778)	2,058	—	280
Other	—	—	—	(6)	—	—	(6)
Balances at September 30, 2025	$—	—	—	—	2,060	(688)	1,372

	GCI Group			Former	Additional	Retained
	Common Stock			Member's	paid-in	earnings	Total
	Series A	Series B	Series C	Investment	capital	(deficit)	equity

	amounts in millions
Balances at June 30, 2025	$—	—	—	1,778	—	(301)	1,477
Net earnings (loss)	—	—	—	—	—	(387)	(387)
Stock-based compensation	—	—	—	—	2	—	2
Change in capitalization in connection with the Separation	—	—	—	(1,778)	2,058	—	280
Balances at September 30, 2025	$—	—	—	—	2,060	(688)	1,372

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

Separation of Liberty Capital from Liberty Broadband

Liberty Capital was formed in Nevada in December 2024 for the purpose of ultimately holding the GCI Business. On July 14, 2025, Liberty Broadband and its subsidiaries completed an internal reorganization in order for Liberty Broadband to transfer the GCI Business to Liberty Capital in exchange for Liberty Capital stock, including 10,000 shares of Liberty Capital non-voting preferred stock, and the assumption of liabilities related to the GCI Business by Liberty Capital. The internal reorganization resulted in Liberty Capital owning, directly or indirectly, GCI, LLC and the operations comprising, and the entities that conduct, the GCI Business.  Following the internal reorganization, Liberty Broadband sold all of the non-voting preferred stock (the “Preferred Stock Sale”) to third parties. The non-voting preferred stock is issued by Liberty Capital, has a 12% dividend rate and $1,000 per share liquidation price plus accrued and unpaid dividends, and is recorded in Other liabilities in the condensed consolidated balance sheet as of September 30, 2026. The mandatory redemption date is July 14, 2032.  Following the Preferred Stock Sale, Liberty Capital effected a reclassification of Liberty Capital’s existing common stock into a sufficient number of shares of Liberty Capital Series A GCI Group common stock (“GLIBA”), Liberty Capital Series B GCI Group common stock (“GLIBB”) and Liberty Capital Series C GCI Group common stock (“GLIBK”) to complete the divestiture of Liberty Capital pursuant to the distribution (the “Distribution”) by Liberty Broadband to the holders of record of Liberty Broadband common stock, as of the record date for the Distribution, of all the shares of Liberty Capital GCI Group common stock held by Liberty Broadband immediately

LIBERTY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

prior to the Distribution.  The internal reorganization, the Preferred Stock Sale, the reclassification and the Distribution are collectively referred to as the “Separation.”

In connection with the Separation, the Company entered into certain agreements, including a separation and distribution agreement, a tax sharing agreement (the “Tax Sharing Agreement”) and a tax receivables agreement (the “Tax Receivables Agreement”), pursuant to which, among other things, Liberty Capital and Liberty Broadband will indemnify each other against certain losses that may arise. The Tax Sharing Agreement governs the allocation of taxes, tax benefits, tax items and tax-related losses between Liberty Broadband and Liberty Capital, and the Tax Receivables Agreement governs the respective rights and obligations of Liberty Broadband and Liberty Capital with respect to certain tax matters. Concurrent with the completion of the acquisition of Liberty Broadband by Charter Communications, Inc. (“Charter”) on August 19, 2026, Charter executed joinder agreements with the Company to each of such separation and distribution agreement, the Tax Sharing Agreement and the Tax Receivables Agreement whereby it agreed to be jointly and severally liable with Liberty Broadband for Liberty Broadband’s obligations and liabilities thereunder.

Additionally, as a result of the Separation, the Company accrued a federal income tax payable of $206 million to Liberty Broadband as of September 30, 2025. Since Liberty Broadband was responsible for the tax on the Separation under the Tax Sharing Agreement, the federal income tax payable was cancelled. State income tax of $91 million related to the Separation was payable by the Company.  Under the Tax Sharing Agreement, Liberty Broadband reimbursed that amount to the Company when the amount was paid during the fourth quarter of 2025.

In addition, the Company entered into certain agreements, including a services agreement (the “Services Agreement”), a facilities sharing agreement and an aircraft time sharing agreement, with Liberty Media Corporation (“Liberty Media”) and/or its subsidiaries. Pursuant to the Services Agreement, Liberty Media provides Liberty Capital with public company support services, including legal, tax, accounting, treasury, information technology, cybersecurity, internal audit and investor relations services. Liberty Capital reimburses Liberty Media for all out-of-pocket expenses incurred by Liberty Media in providing the services and pays a services fee that will be subject to review and evaluation for reasonableness on a quarterly basis. Under these various agreements $2 million and $1 million was reimbursable to Liberty Media during the three months ended September 30, 2026 and 2025, respectively, and $6 million and $1 million was reimbursable to Liberty Media during the nine months ended September 30, 2026 and 2025, respectively.

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

Cash and cash equivalents

As of September 30, 2026, the Company had cash of $182 million, and cash equivalents of $180 million (Level 1) and $25 million (Level 2).  Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 cash equivalents are interest-bearing time deposits. These assets are not considered to be traded on “active markets,” as defined in GAAP.

LIBERTY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Acquisitions

On April 21, 2026, GCI Holdings agreed pursuant to a securities purchase agreement (the “Purchase Agreement”), subject to certain closing conditions, to acquire all of the issued and outstanding equity interests in Q Gateway Intermediate Holdings, LLC, a Delaware limited liability company (“Quintillion”), in exchange for consideration of $310 million in cash subject to certain adjustments (including working capital, cash, indebtedness and transaction expenses), reimbursement of up to $50 million for certain capital expenditures incurred by Quintillion, and potential earn-out payments in 2028, 2029 and 2031.

Concurrent with the entry into the Purchase Agreement, GCI, LLC, as lender, entered into a Term Loan Credit Agreement with the seller in the acquisition, as borrower, providing for a term loan in an initial principal amount of $160 million. The term loan bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 8.50% (with, subject to certain conditions, up to SOFR plus 2.00% payable in cash and the remainder paid-in-kind). Upon the closing of the acquisition, the outstanding amounts under the term loan will automatically be deemed paid in full and credited toward the purchase price; if the acquisition does not close, the term loan will mature on April 21, 2031. The approximately $164 million (consisting of the $160 million initial principal amount plus approximately $4 million of accrued paid-in-kind interest) is included in Other assets, net in the condensed consolidated balance sheet as of September 30, 2026.

On April 29, 2026, GCI Communication Corporation, a wholly-owned subsidiary of the Company, purchased SPITwSPOTS, Inc. (“SwS”), a local fixed wireless access provider of broadband services, for total cash consideration of approximately $11 million. The Company recorded $11 million of goodwill, $11 million of fixed assets, $7 million of other assets, offset by $18 million of other liabilities related to the acquisition.  During the quarter ended September 30, 2026, the Company recorded measurement-period adjustments primarily related to the valuation of deferred income taxes identified subsequent to the acquisition date. The acquisition price allocation is preliminary and subject to revision as of September 30, 2026.

Other Corporate Activity

On April 16, 2026, Liberty Capital completed the purchase of approximately 61 thousand Class A Common Shares (“LILA”) and approximately 12.3 million Class C Common Shares (“LILAK”), in each case, of Liberty Latin America Ltd. (“LLA”) for approximately $107 million in cash. On May 22, 2026, the Company’s Chairman purchased the LLA shares from the Company at its cost of $8.63 per share for aggregate cash of $107 million.

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

Excluded from diluted net EPS for both of the three and nine months ended September 30, 2026 and 2025 are approximately 1 million potential common shares, because their inclusion would have been antidilutive.

	GCI Group Common Stock
	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	number of shares in millions
Basic WASO	40	29	40	29
Potentially dilutive shares	—	—	—	—
Diluted WASO	40	29	40	29

LIBERTY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

(3)  Revenue Recognition

Contracts with Customers

The Company had receivables of $165 million and $154 million at September 30, 2026 and December 31, 2025, respectively, the long-term portion of which are included in Other assets, net. The Company had deferred revenue of $29 million and $31 million at September 30, 2026 and December 31, 2025, respectively. The receivables and deferred revenue are only from contracts with customers. GCI Holdings’ customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed consolidated statements of operations as the services are provided. Changes in the contract liability balance for the Company during the nine months ended September 30, 2026 were not materially impacted by other factors.

The Company expects to recognize revenue in the future related to performance obligations that are unsatisfied (or partially unsatisfied) of $131 million in the remainder of 2026, $304 million in 2027, $84 million in 2028, $72 million in 2029 and $102 million in 2030 and thereafter.

Revenue from contracts with customers, classified by customer type and significant service offerings, is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in millions
GCI Holdings
Consumer Revenue
Data	$60	59	179	180
Wireless	37	35	109	104
Other	5	4	13	22
Business Revenue
Data	131	124	381	375
Wireless	8	8	24	24
Other	2	3	7	8
Lease, grant, and revenue from subsidies	24	24	71	71
Total	$267	257	784	784

Government Assistance

In current and prior years, the Company has been awarded, as either the recipient or subrecipient, federal government grants to construct broadband infrastructure to unserved and underserved communities in rural Alaska. During the three months ended September 30, 2026 and 2025, the Company received zero and approximately $3 million, respectively, for grants awarded in current and prior years. During the nine months ended September 30, 2026 and 2025, the Company received approximately $5 million and $22 million, respectively, for grants awarded in current and prior years.

These grants are accounted for using a grant accounting model by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance. These grants were recorded as deferred revenue since the primary conditions for the receipt of the grant are the build out and operation of the broadband services over the established time frames, which range from 9 to 21 years for assets already placed in service and will be based on the property’s useful life for assets currently being constructed. During both the three and nine months ended September 30, 2026 and 2025, revenue recorded in the condensed consolidated financial statements was not material. Both

LIBERTY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

short-term and long-term deferred revenue have been recorded for the amounts of the grants received, with approximately $6 million recorded as short-term deferred revenue, as of both September 30, 2026 and December 31, 2025, and approximately $109 million and $108 million recorded as long-term deferred revenue, as of September 30, 2026 and December 31, 2025, respectively.

(4) Goodwill and Intangible Assets

	Goodwill	Cable Certificates	Other	Total
Balance at January 1, 2026	$638	149	25	812
Acquisitions[1]	11	—	—	11
Balance at September 30, 2026	$649	149	25	823

1)	Acquired goodwill relates to GCI’s acquisition of SwS (see note 1 for additional information).

Intangible Assets Subject to Amortization, net

	September 30, 2026			December 31, 2025
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in millions
Customer relationships	$517	(245)	272	515	(215)	300
Other amortizable intangible assets	196	(125)	71	184	(112)	72
Total	$713	(370)	343	699	(327)	372

Intangible assets are being amortized generally on an accelerated basis as reflected in amortization expense and in the future amortization table below.

Amortization expense for intangible assets with finite useful lives was $15 million and $14 million for the three months ended September 30, 2026 and 2025, respectively, and $44 million and $43 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization expense for amortizable intangible assets for each of the five succeeding fiscal years is estimated to be (amounts in millions):

Remainder of 2026	$14
2027	$55
2028	$54
2029	$47
2030	$41

LIBERTY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

(5) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	September 30,	September 30,	December 31,
	2026	2026	2025

	amounts in millions
Senior Notes	$453	461	614
Senior Credit Facility	644	644	367
Other	3	3	4
Deferred financing costs	—	(4)	(2)
Total debt	$1,100	1,104	983
Debt classified as current		(7)	(4)
Total long-term debt		$1,097	979

Senior Notes

On October 7, 2020, GCI, LLC issued $600 million aggregate principal amount of 4.75% senior notes due 2028 (the “Senior Notes”). The Senior Notes are unsecured and interest on the Senior Notes is payable semi-annually in arrears. The Senior Notes are redeemable at the Company’s option, in whole or in part, at a redemption price defined in the indenture, and accrued and unpaid interest (if any) to the date of redemption. The Senior Notes are stated net of an aggregate unamortized premium of $8 million at September 30, 2026. Such premium is being amortized to interest expense in the accompanying condensed consolidated statements of operations.

On June 30, 2026, GCI, LLC entered into an agreement with a financial institution to purchase a portion of its outstanding Senior Notes subject to certain conditions. During the third quarter of 2026, GCI, LLC purchased approximately $147 million principal amount of the outstanding Senior Notes. The purchases resulted in a gain on extinguishment of debt of $6 million which is included in Other, net in the accompanying condensed consolidated statements of operations.

In addition, subsequent to the third quarter of 2026, GCI, LLC retired approximately $453 million aggregate principal amount of the outstanding Senior Notes, which represented all outstanding Senior Notes.

Senior Credit Facility

On March 25, 2025, GCI, LLC entered into the Ninth Amended and Restated Credit Agreement (as amended by the Amendment No. 1 to Ninth Amended and Restated Credit Agreement described below, the “Senior Credit Facility”), which includes (x) a $450 million revolving credit facility, with a $35 million sublimit for letters of credit, that matures on March 25, 2030 (or, prior to the redemption of the Senior Notes on October 28, 2026, the date that is 91 days prior to the maturity date of the Senior Notes or the date that is 91 days prior to the maturity date of any indebtedness with a maturity date that is 91 days prior to March 25, 2030 that is used to refinance any of the Senior Notes) (such date, the “Revolving Facility Maturity Date”) and (y) a $300 million Term Loan A (“Term Loan A”) that matures on March 25, 2031 (or, prior to the redemption of the Senior Notes on October 28, 2026, the date that is 91 days prior to the maturity date of the Senior Notes).  On June 29, 2026, GCI, LLC entered into an Amendment No. 1 to Ninth Amended and Restated Credit Agreement which amended the Ninth Amended and Restated Credit Agreement to add (x) subject to the occurrence (or concurrent consummation) of the acquisition of Quintillion by GCI Holdings, (1) a delayed draw incremental senior secured term A loan facility in an initial aggregate principal amount of $155 million (the “Term A-1 Loan”) that matures on the earlier of December 15, 2031 and the fifth anniversary of its funding date and (2) an incremental revolving facility in an initial aggregate principal amount of $25 million (the “New L/C Facility”) for letters of credit that matures on the Revolving Facility Maturity Date and (y) an incremental senior secured term A loan facility in an initial aggregate principal amount

LIBERTY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

of $300 million (the “Term A-2 Loan”, together with the Term A-1 Loan, the “Incremental Term Loans” and the Incremental Term Loans, together with the Term Loan A, the “Term Loans”) that matures on June 29, 2031.

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

The interest rate on the Senior Credit Facility was 5.7% and 6.2% at September 30, 2026 and 2025, respectively.

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

As of September 30, 2026, there was $295 million outstanding under the Term Loan A, $299 million outstanding under the Term A-2 Loan, and $17 million in letters of credit under the Senior Credit Facility, leaving $383 million available for borrowing.

On October 16, 2026, GCI, LLC amended the Senior Credit Facility to increase the availability under the $450 million revolving credit facility (the “Prior Revolving Facility”) by $30 million to $480 million (the “Amended Revolving Facility”).  All other terms of the Amended Revolving Facility remained the same as those of the Prior Revolving Facility.

On October 28, 2026, GCI, LLC entered into the Amendment No. 3 to Ninth Amended and Restated Credit Agreement to add an incremental senior secured term A loan facility in an initial aggregate principal amount of $270 million (the “Incremental Term A-3 Loans”) that matures on October 28, 2031. The proceeds of the Incremental Term A-3 Loans, together with borrowings under the Amended Revolving Facility and net of certain fees and expenses, were used on October 28, 2026 to fund the redemption of all outstanding Senior Notes.

Incremental Term A-3 Loan borrowings that are SOFR loans bear interest at a per annum rate equal to the applicable SOFR plus a margin that varies between 2.50% and 3.25% depending on GCI, LLC’s total leverage ratio. Principal payments are due quarterly on the Incremental Term A-3 Loans equal to 0.25% of the original principal amount, which may step up to 1.25% of the original principal amount of the Incremental Term A-3 Loans depending on GCI, LLC’s secured leverage ratio.  The Incremental Term A-3 Loans may be prepaid at any time and from time to time without penalty other than customary breakage costs.

LIBERTY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value of Debt

The fair value of the Senior Notes was $436 million at September 30, 2026 (Level 2).

Due to the variable rate nature of the Senior Credit Facility and other debt, the Company believes that the carrying amounts approximate fair value at September 30, 2026.

(6) Variable Interest Entities

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

Each of the transactions has an investment fund, which is a special purpose entity created to effect the financing arrangement. In each of the transactions, GCI loaned money to the investment fund and a bank invested money in the investment fund. The investment fund would then contribute the funds from GCI’s loan and the bank's investment to a CDE. The CDE, in turn, would loan the funds to GCI's wholly owned subsidiary, Unicom, Inc. ("Unicom") as partial financing for the projects.

The bank is entitled to substantially all of the benefits derived from the NMTCs. All of the loan proceeds to Unicom, net of syndication and arrangement fees, were restricted for use on the projects. Restricted cash of $30 million and $13 million was held by Unicom at September 30, 2026 and December 31, 2025, respectively, and is included in GCI's condensed consolidated balance sheets. Construction of the projects partially funded by these transactions either have been completed or are under construction as of September 30, 2026.

These transactions include put/call provisions whereby GCI may be obligated or entitled to repurchase the bank’s interest in each investment fund for a nominal amount. GCI believes that the bank will exercise the put option at the end of the compliance periods for each of the transactions resulting in the possible redemption of the investment fund shares for a nominal amount. The NMTCs are subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code of 1986, as amended. GCI is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements. Non-compliance with applicable requirements could result in projected tax benefits not being realized by the bank. As of September 30, 2026, GCI has agreed to indemnify the bank in each of the NMTC transactions for any loss or recapture totaling $37 million until such time as its obligation to deliver tax benefits is relieved. There have been no tax credit recaptures as of September 30, 2026. The value attributed to the put/call is nominal for each of the NMTC transactions.

Redeemable Noncontrolling Interests

GCI concluded that the put provision is embedded in the noncontrolling interest (“NCI”) shares of the investment fund and is not a freestanding financial instrument. The NCI is not mandatorily redeemable as the redemption by Liberty Capital is predicated on the NCI holder exercising its put option right. Accordingly, the NCI is optionally redeemable and therefore recognized in temporary equity within the condensed consolidated balance sheets.

LIBERTY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Variable Interest Entities

GCI has determined that each of the investment funds are variable interest entities ("VIEs"). The condensed consolidated financial statements of each of the investment funds include the CDEs. The ongoing activities of the VIEs – collecting and remitting interest and fees and NMTC compliance – were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the VIEs. Management considered the contractual arrangements that obligate GCI to deliver tax benefits and provide various other guarantees to the bank; the bank’s lack of a material interest in the underlying economics of the project; and the fact that GCI is obligated to absorb losses of the VIEs. GCI concluded that it is the primary beneficiary of each and combined the VIEs in accordance with the accounting standard for consolidation.

In April 2024 and December 2024, the bank exercised its put option for the NMTC transactions that were entered into in March 2017 and December 2017, respectively. The exercise of the put options resulted in GCI obtaining ownership of the investment funds. Upon obtaining ownership of the investment funds, GCI settled the loans and obtained legal ownership of the VIEs associated with those respective NMTC transactions.

The assets and liabilities of the combined VIEs were $94 million and $67 million, respectively, as of September 30, 2026, and $72 million and $51 million, respectively, as of December 31, 2025.

The assets of the VIEs serve as the sole source of repayment for the debt issued by these entities. The bank does not have recourse to GCI or its other assets, with the exception of customary representations and indemnities it has provided. GCI is not required and does not currently intend to provide additional financial support to these VIEs. While these subsidiaries are included in its condensed consolidated financial statements, these subsidiaries are separate legal entities and their assets are legally owned by them and not available to GCI's creditors.

The following table summarizes the key terms of each of the NMTC transactions:

Transaction Date	Loan to Investment Fund (in millions)	Interest Rate on Loan to Investment Fund	Maturity Date	Bank Investment (in millions)	Loan to Unicom (in millions)	Interest Rate on Loan(s) to Unicom	Expected Put Option Exercise
October 2, 2019	$4.8	1.0%	October 2, 2049	$2.2	$6.7	1.8%	October 2026
November 24, 2020	$11.5	1.0%	November 24, 2050	$4.9	$15.8	0.8%	November 2027
March 29, 2022	$13.2	1.0%	March 29, 2052	$5.6	$18.2	0.7% to 1.4%	March 2029
December 21, 2022	$5.9	1.0%	December 21, 2052	$2.6	$8.2	1.4%	December 2029
May 2, 2023	$6.4	1.3%	May 2, 2053	$2.8	$9.0	1.0%	May 2030
April 14, 2025	$9.2	1.4%	April 14, 2055	$3.9	$12.6	1.0% to 1.4%	April 2032
July 30, 2026	$16.1	1.4%	July 30, 2056	$6.7	$22.0	1.0%	July 2033

(7) Stock-Based Compensation

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

LIBERTY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements (unaudited)

Included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations are $6 million and $2 million of stock-based compensation during the three months ended September 30, 2026 and 2025, respectively, and $21 million and $9 million of stock-based compensation during the nine months ended September 30, 2026 and 2025, respectively.

Grants of Awards

RSUs granted during the nine months ended September 30, 2026 are summarized as follows:

	Nine months ended
	September 30, 2026
	RSUs	Weighted
	granted	average
	(000's)	GDFV
GLIBK time-based RSUs, employees and directors (1)	81	$36.97
GLIBK performance-based RSUs, employees (2)	111	$36.97
GLIBK performance-based RSUs, Liberty Capital CEO (3)	16	$36.97

(1)	Grants generally vest between one and three years.
(2)	Grants vest in March 2027, subject to the satisfaction of certain performance objectives and based on an amount determined by the compensation committee.
(3)	Grant vests in March 2027, subject to the satisfaction of certain performance objectives and based on an amount determined by the compensation committee. Grant was made to the Company’s Chief Executive Officer (“CEO”) in connection with his employment agreement.

Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. As the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The value of the grant is re-measured at each reporting period.

The Company did not grant any options to purchase shares of GLIBA, GLIBB or GLIBK during the nine months ended September 30, 2026.

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

Series C
			Weighted		Aggregate
			average		intrinsic
	Options		remaining		value
	(000's)	WAEP	life		(millions)
Outstanding at January 1, 2026	1,049	$36.67
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2026	1,049	$36.67	4.0	years	$—
Exercisable at September 30, 2026	32	$37.85	3.9	years	$—

The following table presents the number and weighted average GDFV of RSUs granted to employees of the Company.

	Series C
		Weighted
	RSUs	average
	(000's)	GDFV
Outstanding at January 1, 2026	795	$30.97
Granted	208	$36.97
Vested	(154)	$36.89
Forfeited/Cancelled	(7)	$33.48
Outstanding at September 30, 2026	842	$31.35

As of September 30, 2026, there were no outstanding options to purchase shares of GLIBA or GLIBB.

As of September 30, 2026, the total unrecognized compensation cost related to unvested Awards was approximately $16 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of 2.1 years.

As of September 30, 2026, Liberty Capital reserved approximately 1 million shares of GLIBK for issuance under exercise privileges of outstanding stock options.

(8) Commitments and Contingencies

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

Universal Service Fund (“USF”) Programs

GCI Holdings receives support from various USF programs. The USF programs are subject to change by regulatory actions taken by the Federal Communications Commission, interpretations of or compliance with USF program rules, or legislative actions. The USF programs have also been subject to legal challenge, which could disrupt the support GCI Holdings receives.  On October 15, 2026, the Fifth Circuit issued an opinion vacating the fourth quarter 2025 USF contribution factor and finding that the FCC’s creation of the USAC was illegal because Congress never explicitly authorized the FCC to create USAC. The mandate effectuating the opinion will not issue until December 7, 2026, and the FCC has the opportunity to seek rehearing at the Fifth Circuit or a writ of certiorari at the Supreme Court prior to that time, which could delay the effective date. Changes to any of the USF programs that GCI Holdings participates in could result in a material decrease in revenue and accounts receivable, which could have an adverse effect on GCI Holdings' business and the Company's financial position, results of operations or liquidity.

(9) Segment Information

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

As a single reportable segment entity, the Company’s segment performance measure is net earnings (loss). See note 3 for a description of the Company's disaggregated revenue by customer type and significant service offerings. Significant segment expenses that are not separately presented on the condensed consolidated statements of operations but are reviewed by the CODM are presented below:

Operating expenses

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in millions
Consumer direct costs	$33	32	98	103
Business direct costs	32	31	99	83
Technology expense	71	68	208	198
Total operating expenses	$136	131	405	384

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; revenue growth; future expenses; anticipated changes to regulations; the Universal Service Fund (“USF”) programs; the impacts of economic trends; indebtedness and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties. There can be no assurance that such expectations or beliefs will result or be achieved or accomplished and you should not place undue reliance on these forward-looking statements. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	competition faced by us that may reduce our market share and financial performance;
●	customer demand for our products and services and our ability to adapt to changes in demand;
●	adverse economic conditions in the United States (“U.S.”) and inflationary pressures on input costs and labor;
●	changes in, or failure or inability to comply with, government regulations and legislation, including, without limitation, regulations of the Federal Communications Commission (the “FCC”), and adverse outcomes from regulatory proceedings and court cases;
●	our ability to obtain or maintain roaming services needed from other carriers;
●	our ability to stay abreast of new technology, including the use of artificial intelligence, and the resulting risks and challenges associated with the use of new technology;
●	our ability to obtain necessary communications equipment from third-party vendors to meet customer needs;
●	natural or man-made disasters or terrorist attacks;
●	failure to protect the security of personal information about our customers, subjecting us to potentially costly government enforcement actions or private litigation and reputational damage;
●	our ability to obtain additional financing, or refinance or renew our existing indebtedness on acceptable terms;
●	the impact of our significant indebtedness;
●	our ability to generate cash to service our debt and to meet other obligations;
●	our overlapping directors and officers with Liberty Media Corporation (“Liberty Media”), and our overlapping officers with Liberty Live Holdings, Inc.;
●	the impact of events involving the assets and business market value of the GCI Group common stock;
●	the unfavorable outcome of pending or future legal proceedings; and
●	the additional costs we will incur or have incurred as a result of our Separation (as defined below).

For additional risk factors, see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A. in this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

In connection with the Separation, the Company entered into certain agreements, including a separation and distribution agreement, a tax sharing agreement (the “Tax Sharing Agreement”) and a tax receivables agreement (the “Tax Receivables Agreement”), pursuant to which, among other things, Liberty Capital and Liberty Broadband will indemnify each other against certain losses that may arise. The Tax Sharing Agreement governs the allocation of taxes, tax benefits, tax items and tax-related losses between Liberty Broadband and Liberty Capital, and the Tax Receivables Agreement governs the respective rights and obligations of Liberty Broadband and Liberty Capital with respect to certain tax matters. Concurrent with the completion of the acquisition of Liberty Broadband by Charter Communications, Inc. (“Charter”) on August 19, 2026, Charter executed joinder agreements with the Company to each of such separation and distribution agreement, the Tax Sharing Agreement and the Tax Receivables Agreement whereby it agreed to be jointly and severally liable with Liberty Broadband for Liberty Broadband’s obligations and liabilities thereunder. In addition, the Company entered into certain agreements, including a services agreement (the “Services Agreement”), a facilities sharing agreement and an aircraft time sharing agreement, with Liberty Media and/or its subsidiaries. Pursuant to the Services Agreement, Liberty Media provides Liberty Capital with public company support services, including legal, tax, accounting, treasury, information technology, cybersecurity, internal audit and investor relations services. Liberty Capital reimburses Liberty Media for all out-of-pocket expenses incurred by Liberty Media in providing the services and pays a services fee that is subject to review and evaluation for reasonableness on a quarterly basis.

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

Federal Universal Service Programs

Legal Challenges to the Constitutionality of the FCC Universal Service Support Programs. There have been a number of legal challenges to the constitutionality of the USF. The U.S. Courts of Appeals for the Sixth and Eleventh Circuits rejected such challenges in 2023, as did a panel of three judges in the Fifth Circuit. However, on July 24, 2024, the U.S. Court of Appeals for the Fifth Circuit sitting en banc ruled that the USF program was unconstitutional as currently administered, and remanded the case to the FCC. In its decision, the en banc Fifth Circuit concluded that there was an impermissible public delegation of legislative authority to the FCC and an impermissible private delegation of authority from the FCC to the Universal Service Administrative Company (“USAC”), the private company responsible for USF administration. The Supreme Court issued a decision on June 27, 2025, reversing the Fifth Circuit and upholding the constitutionality of the USF contribution factor. There is continuing litigation, as petitioners have filed a new Petition to challenge the legality of the USAC, which administers that program for the FCC, and to challenge the fourth quarter 2025 USF contribution factor. Oral argument in the case was held on August 5, 2026. On October 15, 2026, the Fifth Circuit

issued an opinion vacating the fourth quarter 2025 USF contribution factor and finding that the FCC’s creation of the USAC was illegal because Congress never explicitly authorized the FCC to create USAC. The mandate effectuating the opinion will not issue until December 7, 2026, and the FCC has the opportunity to seek rehearing at the Fifth Circuit or a writ of certiorari at the Supreme Court prior to that time, which could delay the effective date. It is unclear what this decision means at this time, but it could disrupt GCI’s USF support unless and until any identified legal defects with the program structure or administration are remedied. This ruling could result in a material decrease in revenue and accounts receivable, which would have an adverse effect on GCI’s business and an adverse effect on the Company’s financial position, results of operations or liquidity.

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

Acquisitions

On April 21, 2026, GCI Holdings agreed pursuant to a securities purchase agreement (the “Purchase Agreement”), subject to certain closing conditions, to acquire all of the issued and outstanding equity interests in Q Gateway Intermediate Holdings, LLC, a Delaware limited liability company (“Quintillion”), in exchange for consideration of $310 million in cash subject to certain adjustments (including working capital, cash, indebtedness and transaction expenses), reimbursement of up to $50 million for certain capital expenditures incurred by Quintillion, and potential earn-out payments in 2028, 2029 and 2031.

Concurrent with the entry into the Purchase Agreement, GCI, LLC, as lender, entered into a Term Loan Credit Agreement with the seller in the acquisition, as borrower, providing for a term loan in an initial principal amount of $160 million. The term loan bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 8.50% (with, subject to certain conditions, up to SOFR plus 2.00% payable in cash and the remainder paid-in-kind). Upon the closing of the acquisition, the outstanding amounts under the term loan will automatically be deemed paid in full and credited toward the purchase price; if the acquisition does not close, the term loan will mature on April 21, 2031. The approximately $164 million (consisting of the $160 million initial principal amount plus approximately $4 million of accrued paid-in-kind interest) is included in Other assets, net in the condensed consolidated balance sheet as of September 30, 2026.

On April 29, 2026, GCI Communication Corporation, a wholly-owned subsidiary of the Company, purchased SPITwSPOTS, Inc. (“SwS”), a local fixed wireless access provider of broadband services, for total cash consideration of approximately $11 million. The Company recorded $11 million of goodwill, $11 million of fixed assets, $7 million of other assets, offset by $18 million of other liabilities related to the acquisition. During the quarter ended September 30, 2026, the Company recorded measurement-period adjustments primarily related to the valuation of deferred income taxes identified subsequent to the acquisition date. The acquisition price allocation is preliminary and subject to revision as of September 30, 2026.

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

On April 16, 2026, Liberty Capital completed the purchase of approximately 61 thousand Class A Common Shares (“LILA”) and approximately 12.3 million Class C Common Shares (“LILAK”), in each case, of Liberty Latin America Ltd. (“LLA”) for approximately $107 million in cash. On May 22, 2026, the Company’s Chairman purchased the LLA shares from the Company at its cost of $8.63 per share for aggregate cash of $107 million.

Results of Operations – Consolidated

General. Provided in the tables below is information regarding the historical consolidated operating results and other income and expense of Liberty Capital.

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in millions
Revenue	$267	257	784	784
Operating costs and expenses:
Operating expense (exclusive of depreciation and amortization)	136	131	405	384
Selling, general and administrative expense	30	34	89	87
Stock-based compensation	6	2	21	9
Depreciation and amortization	58	53	166	158
Impairment of goodwill and intangible assets	—	525	—	525
Acquisition costs	1	—	8	—
Operating income (loss)	36	(488)	95	(379)
Other income (expense):
Interest expense (including amortization of deferred loan fees)	(14)	(12)	(34)	(34)
Interest and dividend income	9	1	18	3
Other, net	6	2	7	3
	1	(9)	(9)	(28)
Earnings (loss) before income taxes	37	(497)	86	(407)
Income tax benefit (expense)	(10)	110	(25)	82
Net earnings (loss)	$27	(387)	61	(325)

Adjusted OIBDA	$101	92	290	313

Revenue. Consolidated revenue increased $10 million and remained flat for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The following table highlights selected key performance indicators used in evaluating the Company’s business.

	September 30,
	2026	2025
Consumer
Data:
Broadband subscribers[1,2]	154,500	152,400
Wireless:
Wireless lines in service[3]	202,000	199,800
Business
Wireless:
Wireless lines in service[4]	7,900	8,200

1 A broadband subscriber is defined by the purchase of high speed data service. If one entity purchases multiple broadband service access points, each access point is counted as a subscriber. Small-to-Medium Business customers, promotional broadband access points and customers that have been inactive for 60 days or less are included.

2 Consumer broadband subscribers as of September 30, 2026 includes approximately 5,400 acquired subscribers from the SwS acquisition.

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

The components of revenue are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in millions
Consumer
Data	$60	59	179	180
Wireless	54	52	158	153
Other	4	4	13	22
Business
Data	132	124	383	377
Wireless	9	10	29	30
Other	8	8	22	22
Total revenue	$267	257	784	784

Consumer data revenue increased $1 million and decreased $1 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increase for the three months ended September 30, 2026 was driven by data revenue from the SwS acquisition in April of 2026, partially offset by a 2.2% decrease in subscribers, excluding the subscribers acquired in the SwS acquisition. The decrease for the nine months ended September 30, 2026 was driven by a decrease in the number of subscribers (as noted above), excluding the subscribers acquired in the SwS acquisition, partially offset by an increase in data revenue from the SwS acquisition.

Consumer wireless revenue increased $2 million and $5 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, driven by an increase in the number of subscribers and an increase in handset sales.

Consumer other revenue remained flat and decreased $9 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. Consumer other revenue consists of consumer voice revenue, other revenue and up until the third quarter of 2025, video revenue. For the three months ended September 30, 2026 and 2025, there was no video revenue recorded in either period. The decrease for the nine months ended September 30, 2026 was primarily due to no video revenue being recorded during the nine months ended September 30, 2026 as a result of the discontinuation of video services in the prior year.

Business data revenue increased $8 million and $6 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increases for the three and nine months ended September 30, 2026 were primarily due to service upgrades with existing healthcare and education customers. The increase for the nine months ended September 30, 2026, was partially offset by a decrease due to one-time revenue that occurred during the nine months ended September 30, 2025 of approximately $4 million related to the successful appeal of rates for services provided to certain healthcare customers in prior years.

Business wireless revenue remained relatively flat for both the three and nine months ended September 30, 2026, as compared to the same periods in 2025.

Business other revenue remained flat for both the three and nine months ended September 30, 2026, as compared to the same periods in 2025.

Operating expense

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in millions
Consumer direct costs	$33	32	98	103
Business direct costs	32	31	99	83
Technology expense	71	68	208	198
Total operating expenses	$136	131	405	384

Consumer direct costs consists of wireless handset inventory costs, video programming, wireless distribution costs, marketing and advertising expenses, bad debt expense, credit card and other transactional fees, and personnel expense for managing relationships with consumer customers. Consumer direct costs increased $1 million and decreased $5 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increase for the three months ended September 30, 2026, was due to an increase in wireless handset inventory costs.  The decrease for the nine months ended September 30, 2026 was due to decreases in video programming costs as a result of the discontinuation of video services (as discussed above). The decreases in video programming costs were partially offset by increases in wireless handset inventory costs.

Business direct costs consists of network distribution costs, largely to healthcare and education customers, as well as personnel expense for managing relationships with business customers. Business direct costs increased $1 million and $16 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, due to increases in distribution costs for healthcare and education customers. A portion of this increase in distribution costs related to temporary cost savings of approximately $2 million and $10 million during the three and nine months ended September 30, 2025, respectively, from a fiber break on a third party network in which GCI Holdings uses capacity which was fully restored during the three months ended September 30, 2025. For the nine months ended September 30, 2026, the remaining portion of the increase was due to higher distribution costs to provide upgraded services, primarily due to higher circuit costs for a specific circuit.

Technology expense consists of field and technology operations costs incurred to manage the Company's network, including personnel expenses, professional service fees, software related costs, lease expenses, maintenance costs, as well as utility costs. Technology expenses increased $3 million and $10 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. For the three months ended September 30, 2026, the increase is primarily due to an increase in software related costs. For the nine months ended September 30, 2026, the increase is primarily due to increased professional service fees, and to a lesser extent an increase in maintenance and software related costs.

Selling, general and administrative expense consists of corporate overhead costs largely comprised of personnel expenses, software costs, insurance expense, property taxes and professional service fees. Selling, general and administrative expense decreased $4 million and increased $2 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The decrease for the three months ended September 30, 2026, compared to the same period in the prior year, was due to lower personnel expenses, partially offset by higher healthcare costs at GCI.  The increase for the nine months ended September 30, 2026, compared to the same period in the prior year, was primarily due to higher corporate expenses related to amounts allocated pursuant to the Services Agreement and legal expenses, partially offset by lower personnel expenses at GCI.

Stock-based compensation increased $4 million and $12 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, primarily due to a delay in grants to GCI employees until after the Separation was effective combined with a change in grant timing for GCI employees resulting in two years of value being granted in March 2026, a portion of which vested immediately.

Depreciation and amortization increased $5 million and $8 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, primarily due to an increase in assets placed in service.

Impairment of goodwill and intangible assets.  During the nine months ended September 30, 2025, the Company recorded an impairment of goodwill and intangible assets of $525 million, consisting of a goodwill impairment of $108 million and an intangible asset impairment of $417 million.

Acquisition costs increased $1 million and $8 million, respectively, as compared to the same periods in 2025, primarily due to expenses incurred related to the acquisition of Quintillion, as described above.

Operating Income (Loss). Consolidated operating income increased $524 million and $474 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. Operating income was impacted by the above explanations.

Adjusted OIBDA. To provide investors with additional information regarding the Company’s financial results, the Company also discloses Adjusted OIBDA, which is a non-GAAP financial measure (as defined below). The Company defines Adjusted OIBDA as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition costs and impairment charges. The Company’s chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate its business decisions and allocate resources. The Company believes this is an important indicator of the operational strength and performance of its business by identifying those items that are not directly a reflection of business performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results, perform analytical comparisons and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

The following table provides a reconciliation of operating income (loss) to Adjusted OIBDA:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in millions
Operating income (loss)	$36	(488)	95	(379)
Depreciation and amortization	58	53	166	158
Stock-based compensation	6	2	21	9
Impairment of goodwill and intangible assets	—	525	—	525
Acquisition costs	1	—	8	—
Adjusted OIBDA	$101	92	290	313

Consolidated Adjusted OIBDA increased $9 million and decreased $23 million during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, due to the items discussed above.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in millions
Other income (expense):
Interest expense	$(14)	(12)	(34)	(34)
Interest and dividend income	9	1	18	3
Other, net	6	2	7	3
	$1	(9)	(9)	(28)

Interest Expense. Interest expense increased $2 million and remained flat during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increase for the three months ended September 30, 2026 was primarily related to increased amounts outstanding on the Senior Credit Facility (as defined in note 5 to the accompanying condensed consolidated financial statements) compared to the same period in the prior year, partially offset by lower interest rates on our variable rate debt.

Interest and dividend income. Interest and dividend income increased $8 million and $15 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, primarily due to higher interest earned on the Company’s cash equivalents which were higher in 2026 compared to the prior year as a result of the rights offering (as defined and described in note 1 to the accompanying condensed consolidated financial statements), as well as paid-in-kind interest earned on the $160 million loan to Quintillion in connection with the acquisition, as described above.

Other, net. Other, net income increased $4 million during both of the three and nine months ended September 30, 2026, as compared to the same periods in 2025, primarily related to a gain on extinguishment of debt associated with the purchase of a portion of the Senior Notes (see note 5 to the accompanying condensed consolidated financial statements).

Income taxes. Earnings (losses) before income taxes and income tax (expense) benefit are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in millions
Earnings (loss) before income taxes	$37	(497)	86	(407)
Income tax (expense) benefit	$(10)	110	(25)	82
Effective income tax rate	27%	22%	29%	20%

For both the three and nine months ended September 30, 2026, the income tax expense was in excess of the U.S. statutory tax rate of 21% primarily due to state income taxes and nondeductible executive compensation, paritally offset by federal research tax credits.  For the three months ended September 30, 2025, the income tax benefit differs from the U.S. statutory tax rate of 21% primarily due to state income taxes, mostly offset by an impairment of goodwill that is not deductible for tax purposes. For the nine months ended September 30, 2025, the income tax benefit differs from the U.S. statutory tax rate of 21% primarily due to state income taxes, offset by an impairment of goodwill that is not deductible for tax purposes.

Net earnings (loss). The Company had net earnings of $27 million and net losses of $387 million for the three months ended September 30, 2026 and 2025, respectively, and net earnings of $61 million and net losses of $325 million for the nine months ended September 30, 2026 and 2025, respectively. The change in net earnings (loss) was the result of the above-described fluctuations in our revenue, expenses, and other income and expenses.

Liquidity and Capital Resources

The following are potential sources of liquidity: available cash balances, cash generated by the operating activities of GCI Holdings, dividend and interest receipts, capital market transactions and debt (including borrowings under the Senior Credit Facility (as discussed in note 5 to the accompanying condensed consolidated financial statements)).

As of September 30, 2026, Liberty Capital had a cash and cash equivalents balance of $387 million.  When applicable, cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

	Nine months ended
	September 30,
	2026	2025

	amounts in millions
Cash flow information
Net cash provided by (used in) operating activities	$243	302
Net cash provided by (used in) investing activities	$(366)	(146)
Net cash provided by (used in) financing activities	$111	(94)

The decrease in cash provided by operating activities during the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily driven by timing differences in working capital accounts.

During the nine months ended September 30, 2026, net cash flows used in investing activities were primarily related to a loan to Quintillion of $160 million and capital expenditures, net of grant proceeds of $202 million. During the nine months ended September 30, 2025, net cash flows used in investing activities were primarily related to capital expenditures, net of grant proceeds of $152 million.

During the nine months ended September 30, 2026, net cash provided by financing activities were primarily related to net debt borrowings of $123 million.  During the nine months ended September 30, 2025, net cash used by financing activities were primarily related to net debt repayments of $87 million.

The projected uses of our cash and restricted cash are debt repayments, net capital expenditures of approximately $90 million, approximately $20 million for interest payments on outstanding debt, reimbursements to Liberty Media for amounts due under various agreements and to fund investment opportunities at Liberty Capital, funding of future dividends, share repurchases and acquisitions (including the Quintillion acquisition discussed above). We expect cash and other available sources of liquidity as discussed above to cover expenses for the foreseeable future.

In July 2026, the Executive Committee of our Board of Directors adopted a dividend policy providing for regular quarterly cash dividends on our GCI Group common stock beginning in the fourth quarter of 2026 with an initial aggregate amount of approximately $60 million annually at inception, or approximately $15 million per quarter.  On November 5, 2026, the Company announced that our Board of Directors declared an initial quarterly cash dividend of $0.375 per share of GCI Group common stock, payable on December 15, 2026 to stockholders of record as of November 30, 2026. The dividend has been declared pursuant to the Company’s dividend policy, whereby the Board (or an authorized committee) continues to intend to declare quarterly cash dividends to the GCI Group common stockholders, subject to the Company's financial condition, results of operations, capital requirements, applicable law and other factors the Board (or an authorized committee) deems relevant. All future dividends remain within the discretion of the Board of Directors (or an authorized committee thereof), and the dividend policy may be modified, suspended or terminated at any time.

GCI, LLC is in compliance with all debt maintenance covenants as of September 30, 2026. See note 5 to the accompanying condensed consolidated financial statements for a description of all indebtedness obligations.

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

As of September 30, 2026, our debt is comprised of the following amounts:

Variable rate debt		Fixed rate debt
Principal	Weighted avg	Principal	Weighted avg
amount	interest rate	amount	interest rate
dollar amounts in millions
$647	5.7%	$453	4.8%

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2025 includes “Legal Proceedings” under Item 3 of Part I. There have been no material changes to the legal proceedings described in our Form 10-K.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2025, which risk factors are incorporated by reference into this Quarterly Report on Form 10-Q.

A successful legal challenge to relevant USF statutes could disrupt GCI’s USF support.

There have been a number of legal challenges to the constitutionality of the USF. The U.S. Courts of Appeals for the Sixth and Eleventh Circuits rejected such challenges in 2023, as did a panel of three judges in the Fifth Circuit. However, on July 24, 2024, the U.S. Court of Appeals for the Fifth Circuit sitting en banc ruled that the USF program is unconstitutional as currently administered, and remanded the case to the FCC. In its decision, the en banc Fifth Circuit concluded that the public delegation of legislative authority to the FCC, combined with the private delegation of authority from the FCC to the USAC resulted in an impermissible and unconstitutional delegation of Congress’ Article I authority. The Supreme Court reversed the Fifth Circuit’s decision and remanded the case on June 27, 2025. There is continuing litigation, as petitioners have filed a new Petition to challenge the legality of the USAC, which administers that program for the FCC, and to challenge the fourth quarter 2025 USF contribution factor. On October 15, 2026, the Fifth Circuit issued an opinion vacating the fourth quarter 2025 USF contribution factor and finding that the FCC’s creation of the USAC was illegal because Congress never explicitly authorized the FCC to create USAC. The mandate effectuating the opinion will not issue until December 7, 2026, and the FCC has the opportunity to seek rehearing at the Fifth Circuit or a writ of certiorari at the Supreme Court prior to that time, which could delay the effective date. It is unclear what this decision means at this time, but it could disrupt GCI’s USF support unless and until any identified legal defects with the program structure or administration are remedied. This ruling could result in a material decrease in revenue and accounts receivable, which would have an adverse effect on GCI’s business and an adverse effect on the Company’s financial position, results of operations or liquidity. USF support was 47% and 46% of GCI’s revenue for the nine months ended September 30, 2026 and the year ended December 31, 2025, respectively. GCI had USF net receivables of $107 million at September 30, 2026.

With a material reduction in USF support, telecommunications providers, including GCI, may need to consider various actions including, but not limited to, terminating certain high-cost or low profit services, discontinuing rural networks or a reduction in workforce, which could have a negative impact on GCI’s business.

Efforts to unionize our workforce could increase labor costs, reduce operational flexibility and adversely affect our business, financial condition, and results of operations.

On September 16, 2026, International Brotherhood of Electrical Workers Local 1547 filed a petition with the National Labor Relations Board (“NLRB”) to unionize an eight-person unit within GCI. GCI opposed the legality of the proposed unit in its Statement of Position, and a pre-election hearing was held before the NLRB on September 24-29, 2026. Post-hearing briefs were filed, and the NLRB issued a Decision and Direction of Election on October 29, 2026 ordering a mail ballot election for the eight-person unit with the ballots to be counted in December 2026.

Certain of our employees may become represented by a union and subject to collective bargaining agreements in the future, and additional employees may seek union representation. Any increased unionization of our workforce could result in higher labor costs, reduced operational flexibility and labor disputes, including strikes or work stoppages, any of which could disrupt our operations and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 5, 2026, the Company announced that our Board of Directors authorized a share repurchase program for up to $100 million of our Liberty Capital GCI Group common stock. As of the date of this filing, there were no repurchases of Liberty Capital GCI Group common stock pursuant to the newly approved share repurchase program.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2026.

Item 6. Exhibits

(a)Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
10.1

Amendment No. 2 to Ninth Amended and Restated Credit Agreement, dated October 16, 2026, by and among GCI, LLC, the subsidiary guarantors party thereto, the lenders party thereto, Credit Agricole Corporate and Investment Bank, as administrative agent, and the other parties thereto*

10.2

Amendment No. 3 to Ninth Amended and Restated Credit Agreement, dated October 28, 2026, by and among GCI, LLC, the subsidiary guarantors party thereto, the lenders party thereto, Credit Agricole Corporate and Investment Bank, as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 28, 2026 (File No. 001-42742)).

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

LIBERTY CAPITAL CORPORATION

Date: November 5, 2026	By:	/s/ Ronald A. Duncan
Ronald A. Duncan
President and Chief Executive Officer

Date: November 5, 2026	By:	/s/ Brian J. Wendling
Brian J. Wendling
Chief Accounting Officer and Principal Financial Officer

II-4